Form 10QSB
period 1997-06-30
EQUALITY BANCORP INC
filed 1997-09-25
CIK 1040476

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997.

                                  OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to _____________
                        Commission File No. 333-30469

                          EQUALITY BANCORP, INC.
         (Exact name of registrant as specified in its charter)

               DELAWARE                            43-1785126
    ----------------------------           ---------------------------
    (State or other jurisdiction           (I.R.S. Employer ID Number)
     of incorporation or organization)

         9920 Watson Road, St. Louis, Missouri       63126
    --------------------------------------------------------------
       (Address of principal executive offices)  (zip code)

     Registrant's telephone number, including area code (314) 965-7090
                                                        --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes ____   No __X_

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                    Shares Outstanding at September 25, 1997
-----------------------------    ------------------------------------------
Common Stock, Par Value $0.01                       100

Transitional Small Business Disclosure Format:  Yes ___  No __X_

On August 12, 1997, the Registrant's Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission. The Registration Statement and the Prospectus forming a part thereof related to the offering of the Registrant's common stock in connection with the mutual holding company reorganization (the "Reorganization") of Equality Savings and Loan Association, F.A., St. Louis, Missouri, a publicly traded federally-chartered-stock-based-savings association (the "Association"). The Association currently owns 100% of the issued and outstanding capital stock of the Registrant. Upon consummation of, and pursuant to, the Reorganization, the Association will become a wholly-owned subsidiary of the Registrant, and the Registrant will close the public offering of its common stock. The Registrant has not engaged in any business to date and is not expected to engage in any business until the consummation of the Reorganization. The Registrant will have no material assets or liabilities prior to the consummation of the Reorganization. The information presented in this Form 10-QSB is therefore identical to the information contined in the Association's
Form 10-QSB previously filed with the Office of Thrift Supervision and relates solely to the business conducted by the Association.

                         INDEX TO FORM 10-QSB


PART I    FINANCIAL INFORMATION

     Item 1.  Financial Statements

          -   Consolidated Balance Sheets

          -   Consolidated Statements of Income

          -   Consolidated Statement of Stockholders' Equity

          -   Consolidated Statements of Cash Flows

          -   Notes to Consolidated Financial Statements

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations


PART II   OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other information

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

              EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                           AND SUBSIDIARIES
                      Consolidated Balance Sheets
                   June 30, 1997 and March 31, 1997
                              (Unaudited)

                                                               June 30,          March 31,
             Assets                                              1997              1997
             -------                                         ----------       -----------
Cash, primarily interest-bearing demand accounts           $  25,866,773        1,037,199
Interest-bearing deposits                                      2,662,374        3,819,744
Investment securities:
  Available for sale, at market value                         40,224,405       70,122,807
  Held to maturity, at cost                                    4,849,435        4,848,587
Mortgage-backed securities, available
       for sale, at market value                              11,028,018       14,954,025
Loans receivable, net                                         93,793,652       91,530,369
Loans held for sale                                           12,663,063        4,397,614
                                                             -----------      -----------
       Total loans receivable, net                           106,456,715       95,927,983
Investment in real estate                                        864,926          869,898
Stock in Federal Home Loan Bank                                3,400,000        3,350,000
Mortgage servicing rights                                        514,298          513,275
Office properties and equipment, net                           3,633,317        2,933,591
Accrued interest receivable and other assets                   2,330,660        2,386,533
                                                             -----------      -----------
                                                           $ 201,830,921      200,763,642
                                                             ===========      ===========
Liabilities and Stockholders' Equity
------------------------------------
Savings deposits                                           $ 122,025,915      122,982,954
Accrued interest payable on savings deposits                     133,459          134,599
Borrowed money                                                65,162,132       64,248,804
Advance payments by borrowers for taxes and insurance            131,391           86,776
Income tax payable                                               144,177           99,863
Deferred income taxes                                            530,612          196,427
Accrued expenses and other liabilities                           397,713          379,958
                                                             -----------      -----------
              Total liabilities                              188,525,399      188,129,381
Commitments and contingencies
Stockholders' equity:
       Preferred stock, $1 par value per share;
              1,000,000 shares authorized; none issued            --               --
       Common stock, $1 par value per share;
              4,000,000 shares authorized; 836,400
              shares issued and outstanding                      836,400          836,400
       Additional paid-in capital                              2,771,873        2,768,548
       Retained earnings                                       9,798,633        9,674,676
       Unrealized gain (loss) on investment and mortgage-
              backed securities available for sale, net           13,176         (509,523)
       Unearned ESOP shares                                     (114,560)        (135,840)
                                                             -----------      -----------
              Total stockholders' equity                      13,305,522       12,634,261
                                                             -----------      -----------
                                                           $ 201,830,921      200,763,642
                                                             ===========      ===========

See accompanying notes to consolidated financial statements.

              EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                           AND SUBSIDIARIES
                    Consolidated Statements of Income
                Three months ended June 30, 1997 and 1996
                              (Unaudited)

                                                            1997               1996
                                                            ----               ----
Interest income:
       Loans receivable                                 $ 1,954,874         1,836,577
       Investment securities                              1,120,431           782,502
       Mortgage-backed securities                           217,469           429,481
       Interest-bearing deposits                             54,955           161,660
       Other                                                 59,232            54,824
                                                          ---------         ---------
              Total interest income                       3,406,961         3,265,044
                                                          ---------         ---------
Interest expense:
       Savings deposits                                   1,401,552         1,435,167
       Advances from Federal Home Loan Bank                 891,241           782,909
       Other borrowed money                                  11,188            11,412
                                                          ---------         ---------
              Total interest expense                      2,303,981         2,229,488
                                                          ---------         ---------
              Net interest income                         1,102,980         1,035,556
Provision for losses on loans                                  --                --
                                                          ---------         ---------
       Net interest income after
         provision for losses on loans                    1,102,980         1,035,556
                                                          ---------         ---------
Noninterest income:
       Gain on sale of mortgage loans                       190,830           210,464
       Loan servicing fees and late charges                 236,791           213,881
       Gain on sale of investment and mortgage-
         backed securities available for sale, net           47,517            29,660
       Equity in earnings (loss) of joint venture           (16,491)            2,906
       Rental income                                          6,264            56,630
       Gain on sale of real estate                             --             105,875
       Other                                                 90,071           104,226
                                                          ---------         ---------
              Total noninterest income                      554,982           723,642
                                                          ---------         ---------
Noninterest expense:
       Salaries and employee benefits                       786,457           747,409
       Occupancy                                            106,615           114,483
       Data processing                                       53,776            45,584
       Advertising                                           27,501            20,080
       Federal insurance premiums                            19,692            71,658
       Other                                                355,531           326,586
                                                          ---------         ---------
              Total noninterest expense                   1,349,572         1,325,800
                                                          ---------         ---------
       Income before income tax expense                     308,390           433,398
Income tax expense                                          120,272           168,997
                                                          ---------         ---------
       Net income                                        $  188,118           264,401
                                                          =========         =========
Earnings per share                                       $      .23               .32
                                                          =========         =========

See accompanying notes to consolidated financial statements.

                 EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                              AND SUBSIDIARIES

                Consolidated Statement of Stockholders' Equity
                      Three months ended June 30, 1997
                                (Unaudited)

                                                                         Unrealized
                                                                           loss on
                                                                        investment and
                                                                        mortgage-backed               Total
                                                 Additional                securities                  stock
                              Common Stock         paid-in     Retained  available for    Unearned    holders'
                            Shares     Amount      Capital     Earnings     Sale, Net   ESOP Shares   Equity
                            ------     ------    ----------   -----------   ----------  ----------- -----------
Balance, March 31, 1997     836,400   $836,400    2,768,548    9,674,676    (509,523)   (135,840)   12,634,261

Net income                     --         --          --         188,118         --          --        188,118

Amortization of
 ESOP awards                   --         --          3,325          --          --       21,280        24,605

Dividend declared
 on nonmutual
 holding company
 owned common
 stock at $.17
 per share                     --         --          --         (64,161)        --         --         (64,161)

Change in unre-
 alized gain (loss)
 on investment
 and mortgage-
 backed securities
 available for
 sale, net                     --         --          --             --      522,699        --         522,699


                            -------   --------    ---------    ---------    --------   ---------    ----------
Balance, June 30, 1997      836,400   $836,400    2,771,873    9,798,633      13,176    (114,560)   13,305,522

                            =======   ========    =========   ==========    ========   =========    ==========

See accompanying notes to consolidated financial statements.

               EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                           AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                Three months ended June 30, 1997 and 1996
                             (Unaudited)

                                                                             1997          1996
                                                                             ----          ----
Cash flows from operating activities:
   Net income                                                           $   188,118       264,401
   Adjustments to reconcile net income to net cash pro-
       vided by (used in) operating activities:
       Depreciation and amortization:
              Office properties and equipment                               71,428         45,588
              Real estate investments                                        2,815          2,815
              Premiums and discounts, net                                   47,229        192,764
              Mortgage servicing rights                                     47,691         25,631
       Increase (decrease) in accrued interest receivable                   71,687       (255,346)
       Decrease in valuation reserve on loans held for sale                   --          (50,967)
       Gain on sale of office property and equipment                          --           (7,000)
       Gain on sale of investment in real estate                              --         (105,875)
       Gain on sale of investment and mortgage-backed securities
              available for sale, net                                      (47,517)       (29,660)
       Increase (decrease) in accrued interest
              payable on savings deposits                                   (1,140)        24,676
       Change in income tax payable                                         44,314        186,497
       Equity in (earnings) loss of joint ventures                          16,491         (2,906)
       Other, net                                                           26,545        407,881
   Increase in loans held for sale                                      (8,265,449)    (  279,129)
                                                                        ----------      ---------
       Net cash provided by (used in) operating activities              (7,797,788)       419,370
                                                                        ----------      ---------
Cash flow from investing activities:
   Net change in loans receivable                                       (2,320,333)    (3,065,759)
   Decrease in interest-bearing deposits                                 1,157,370      1,446,982
   Principal repayments on investment securities, AFS                       66,830        181,294
   Principal repayments on mortgage-backed securities, AFS                 572,684      1,467,982
   Proceeds from the sale of investment securities, AFS                 43,936,191      3,017,970
   Proceeds from the maturity of investment securities, AFS              6,000,000           --
   Proceeds from the sale of mortgage-backed securities, AFS             3,519,453      4,274,966
   Purchase of investment securities, AFS                              (19,375,000)   (12,205,000)
   Purchase of mortgage-backed securities, AFS                                --       (6,236,596)
   Proceeds from the sale of investment in real estate                        --        1,085,474
   Decrease in joint venture borrowings                                      3,292          3,033
   Purchase of stock in FHLB                                               (50,000)           --
   Increase in cost of mortgage servicing rights                           (48,714)      (135,950)
   Purchase of office properties and equipment, net                       (771,154)       (13,497)
                                                                        ----------      ---------
       Net cash provided by (used in) investing activities              32,690,619    (10,179,101)

                                                                             1997          1996
                                                                             ----          ----
Cash flows from financing activities:
   Net increase (decrease) in savings deposits                            (957,039)       289,113
   Proceeds from Federal Home Loan Bank advances                         5,000,000     31,000,000
   Repayment of Federal Home Loan Bank advances                         (5,000,000)   (27,000,000)
   Proceeds from other borrowed money                                      913,328        643,592
   Cash dividends paid                                                     (64,161)       (56,274)
   Increase in advance payments by borrowers
       for taxes and insurance                                              44,615         39,097
                                                                        ----------      ---------
              Net cash provided by (used in) financing activities          (63,257)     4,915,528
                                                                        ----------      ---------
              Net increase (decrease) in cash and cash equivalents      24,829,574    ( 4,844,203)
Cash and cash equivalents, beginning of period                           1,037,199      5,550,292
                                                                        ----------      ---------
Cash and cash equivalents, end of period                              $ 25,866,773        706,089
                                                                        ==========     ==========
Supplemental disclosure of cash flow information:
   Interest paid                                                      $  2,305,122      2,169,077
   Income taxes paid, net                                                   75,958           --

See accompanying notes to consolidated financial statements.

              EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                           AND SUBSIDIARIES

              Notes to Consolidated Financial Statements

                            June 30, 1997
                              (Unaudited)


(1)  MUTUAL HOLDING COMPANY FORMATION
     On October 22, 1993, Equality Savings and Loan Association, F.A. (Equality) reorganized from a Missouri-chartered mutual savings and loan association into a mutual holding company. The mutual holding company is a federal corporation, chartered and regulated by the Office of Thrift Supervision (OTS), and is named First Missouri Financial, M.H.C. (the MHC). As part of the reorganization, Equality transferred substantially all of its assets and all of its liabilities to a new Missouri-chartered savings and loan association and retained its same name. The reorganization was accounted for as a change in corporate form with the historic basis of Equality's assets, liabilities, and retained earnings unchanged as a result.

     Concurrent with the reorganization, Equality offered a minority interest in its common stock to its depositors and to its Employee Stock Ownership Plan (ESOP). A total of 380,000 shares of newly issued common stock was sold at $10.00 per share. An additional 11,400 authorized shares of common stock were sold to Equality's Management Recognition Plan (MRP) at $10.00 per share. The cost of issuing the 391,400 shares totaled $333,000 and was deducted from the sale proceeds.

     Equality will be a majority-owned subsidiary of the MHC at all times as long as the MHC remains in existence. The existing rights of Equality's depositors upon liquidation were transferred to the MHC and records will be maintained to ensure such rights receive statutory priority in the event of a future mutual-to-stock conversion, or in the more unlikely event of the MHC's liquidation.

     On May 16, 1997, First Missouri Financial, M.H.C. and Equality
     Savings and Loan Association, F.A. adopted a Plan of Conversion and Reorganization pursuant to which First Missouri Financial, M.H.C. will convert from the mutual to stock form of organization. Shares of common stock of a new holding company, Equality Bancorp, Inc., will be offered in a subscription offering in descending order of priority to eligible account holders; employee stock benefit plans; supplemental eligible account holders; other members; directors, officers, and employees; and public stockholders. Any shares remaining unsold in the subscription offering will be sold through a community offering.

              EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                           AND SUBSIDIARIES


(2)  BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information for footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included in the results of operations for the three months ended
     June 30, 1997 and 1996.

     Operating results for the three months ended June 30, 1997 are not necessarily indicative of the result that may be expected for the year ending March 31, 1998.

(3)  PRINCIPLES OF CONSOLIDATION
     The accompanying unaudited consolidated financial statements include the accounts of Equality Savings and Loan Association, F.A. and its wholly owned subsidiaries, Equality Commodity Corporation (ECC) and Equality Mortgage Corporation (EMC). All significant intercompany accounts and transactions have been eliminated in consolidation.

(4)  EARNINGS PER SHARE
     Earnings per share are based upon the weighted average number of common shares and common stock equivalents outstanding during the period. The weighted average number of common stock equivalents is calculated using the treasury stock method.

     Equality adopted the provisions of Statement of Position 93-6, EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS (SOP 93-6) on April 1, 1994. Under the provisions of SOP 93-6, only ESOP shares that have been committed to be released are considered outstanding shares. Accordingly, earnings per share for 1997 have been computed based upon net income for the period from April 1st to June 30th, using 824,771 weighted average common shares outstanding while 1996 earnings per share were computed using 820,156 weighted average common shares outstanding.

              EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                           AND SUBSIDIARIES
                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


The following discussion reviews the financial condition and results of operations of Equality Savings and Loan Association, F.A. and subsidiaries (Equality) as of June 30, 1997 and for the three months then ended.

FINANCIAL CONDITION

The total assets of Equality increased approximately $1.1 million, or 0.5%, to $201.8 million at June 30, 1997 from $200.8 million at March 31, 1997. This increase in asset size primarily relates to the origination of mortgage loans which were funded through cash reserves and the proceeds from sales of investment securities and mortgage-backed securities.

Cash, primarily interest-bearing demand accounts, increased to $25.9 million at June 30, 1997 from $1.0 million at March 31, 1997 and investment securities available for sale decreased to $40.2 million at June 30, 1997 from $70.1 million at March 31, 1997 as a result of management's decision to move from securities with longer term maturities into securities with shorter term maturities in an effort to reduce Equality's exposure to interest rate risk. While the proceeds from sales of investment securities have been temporarily invested in interest-bearing deposits, management expects to reinvest these balances during the next quarter.

Mortgage-backed securities available for sale decreased by approximately $3.9 million, or 26.3%, to $11.0 million at June 30, 1997 from $15.0 million at March 31, 1997. This decease resulted from sales generated to fund mortgage loan originations.

Loans held for investment totaled $93.8 million at June 30, 1997, an increase of approximately $2.3 million, or 2.5%, from the March 31, 1997 balance of $91.5 million. This increase is primarily the result of continued portfolio mortgage lending on one to four family residences offset by principal repayments.

Loans held for sale increased by approximately $8.3 million, or 188.0%, to $12.7 million at June 30, 1997 from $4.4 million at March 31, 1997. This increase is the result of increased one to four family mortgage loan originations due to improved residential lending interest rates.

Office properties and equipment increased $730,000, or 23.9%, to $3.6 million at June 30, 1997 from $2.9 million at March 31, 1997. The increase resulted from the purchase of two properties designed to become branch facilities, one to replace a currently leased, limited-use facility in the fourth quarter of 1997 and the other to expand Equality's branch network during the spring of 1998. Appropriate regulatory notification has been made to the OTS.

              EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                           AND SUBSIDIARIES


Savings deposits totaled $122.0 million at June 30, 1997, a decrease of approximately $957,000 from the March 31, 1997 balance of $123.0 million. Interest credited during the three months ended June 30, 1997 was approximately $1.1 million.

FHLB advances remained constant at $63.0 million at June 30, 1997 as compared to March 31, 1997. During the three months ended June 30, 1997, Equality opened a $5.0 million line of credit which remained unused.

Other borrowed money increased by $913,000. These short-term borrowings relate to Equality Mortgage Corporation (EMC), a wholly owned subsidiary engaged in the mortgage banking business, the proceeds of which were invested solely in residential mortgage loans.

              EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                           AND SUBSIDIARIES


RESULTS OF OPERATIONS

NET INCOME
Net income decreased $76,000, or 28.9%, from $264,000 for the three months ended June 30, 1996 to $188,000 for the three months ended
June 30, 1997. The decrease was primarily the result of the sale of residential investment property by ECC in June, 1996 at a gain of $106,000 with no comparable item in 1997 in addition to reduced rental income in investment property of $51,000 offset by a $67,000, or 6.5%, increase in net interest income.

INTEREST INCOME
Interest income increased from $3.3 million for the three months ended June 30, 1996 to $3.4 million for the three months ended June 30, 1997. The increase of $142,000, or 4.3%, resulted primarily from an increase in the interest on loans receivable and interest on investment securities offset by decreases in interest on interest bearing deposits and mortgage-backed securities. Interest on loans receivable increased by $118,000, or 6.4%, to $2.0 million for the three months ended June 30, 1997 as compared to $1.8 million for the three months ended June 30, 1996. This increase was primarily due to an increase in the average balance of loans outstanding from $98.1 million for the three months ended June 30, 1996 to $98.4 million for the three months ended
June 30, 1997 accompanied by an increase in the yield on loans from 7.48% for the three months ended June 30, 1996 to 7.94% for the three months ended June 30, 1997. The higher average balance of loans outstanding for the three months ended June 30, 1997 reflects an increase in residential mortgage loan and commercial loan portfolio lending. Interest on investment securities increased $338,000, or 43.2%, from $783,000 for the three months ended June 30, 1996 to $1.1 million for the three months ended June 30, 1997 due to an increase in the average balance of investment securities from $52.1 million for the three months ended
June 30, 1996 to $64.6 million for the three months ended June 30, 1997. During the same period the yield on investment securities increased from 6.01% for the three months ended June 30, 1996 to 6.94% for the three months ended June 30, 1997. Interest income on mortgage-backed securities decreased $212,000, or 49.4%, from $429,000 for the three months ended June 30, 1996 to $217,000 for the three months ended June 30, 1997 due to a decrease in the average balances from $27.5 million for the three months ended June 30, 1996 to $12.4 million for the three months ended June 30, 1997, offset by an increase in the yield on mortgage-backed securities from 6.25% for the three months ended June 30, 1996 to 7.03% for the three months ended June 30, 1997. Interest on interest bearing deposits decreased $107,000, or 66.0%, from $162,000 for the three months ended June 30, 1996 to $55,000 for the three months ended June 30, 1997. This decrease is the result of reduced average balances of interest-bearing deposits from $8.6 million for the three months ended June 30, 1996 to $3.2 million for the three months ended June 30, 1997.

              EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                           AND SUBSIDIARIES


INTEREST EXPENSE
Interest expense increased from $2.2 million for the three months ended June 30, 1996 to $2.3 million for the three months ended June 30, 1997. The increase of $74,000, or 3.3%, resulted primarily from increased average FHLB advances offset by decreased average deposit balances and decreased average cost of deposits. The weighted average cost of deposits decreased 2 basis points from 4.62% for the three months ended June 30, 1996 to 4.60% for the three months ended June 30, 1997, due to the effects of increased low cost checking account balances and reduced certificate balances. Average deposit balances decreased $2.3 million, or 1.9%, from $124.2 million at June 30, 1996 to $121.9 million at June 30, 1997.

Average FHLB advances increased $8.4 million, or 14.9%, to $64.7 million, for the three months ended June 30, 1997 compared to $56.3 million for the three months ended June 30, 1996. The weighted average cost of advances decreased 5 basis points from 5.56% for the three months ended June 30, 1996 to 5.51% for the three months ended June 30, 1997.

PROVISION FOR LOSSES ON LOANS
There was no provision for losses on loans for the three month periods ended June 30, 1997 or June 30, 1996. The provision for losses on loans is based on management's evaluation of the credit risk inherent in the loan portfolio and the amount required to be maintained in the allowance for loan losses. The Association's allowance for loan losses totaled $283,000 at June 30, 1997 and March 31, 1997, respectively. Management believes the allowance for loan losses is adequate.

NONINTEREST INCOME
Noninterest income decreased $169,000, or 23.3%, from $724,000 for the three months ended June 30, 1996 to $555,000 for the three months ended June 30, 1997. The decrease is due primarily to the results of the sale of a 26 unit residential property by ECC during the three months ended June 30, 1996 at a gain of $106,000. There was no comparable gain for the three months ended June 30, 1997. Additionally, rental income decreased from $57,000 for the three months ended June 30, 1996 to $6,000 for the three months ended June 30, 1997 as a result of the disposition of this rental property. Also contributing to the decrease in noninterest income was a decrease in gain on sale of mortgage loans of $20,000, or 9.3%, from $210,000 for the three months ended June 30, 1996 to $191,000 for the three months ended June 30, 1997 and increased loss in earnings of joint venture of $19,000 from earnings of $3,000 for the three months ended June 30, 1996 to losses of $16,000 for the three months ended June 30, 1997 offset by increased loan servicing fees and late charges of $23,000, or 10.7%, which improved from $214,000 for the three months ended June 30, 1996 to $237,000 for the three months ended June 30, 1997 due to an increase in the servicing portfolio of EMC. For the three months ended June 30, 1996, Equality, through EMC, sold $19.7 million of mortgage loans as compared to $11.5 million in the comparable

              EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                           AND SUBSIDIARIES


million in the comparable period in 1997. The decreased sales volume of $8.2 million resulted in the decreased gain on sale of mortgage loans. Loans serviced by EMC increased $16.8 million, or 5.5%, from $304.7 million at June 30, 1996 to $321.5 million at June 30, 1997.

NONINTEREST EXPENSE
Noninterest expense increased $24,000, or 1.8%, for the three months ended June 30, 1997 compared to the three months ended June 30, 1996, due primarily to an increase of $39,000, or 5.2%, in salaries and employee benefits from $747,000 for the three months ended June 30, 1996 to $786,000 for the three months ended June 30, 1997, the result of general wage increases, as well as general increases in data processing, advertising and other general operating expenses offset by reduced federal deposit insurance premiums of $52,000, or 72.5%, from $72,000 for the three months ended June 30, 1996 to $20,000 for the three months ended June 30, 1997, the result of legislation passed by Congress to capitalize the Savings Association Insurance Fund where following a one-time assessment in September, 1996 ongoing insurance would be significantly reduced from approximately 23 basis points to approximately 6 basis points.

INCOME TAXES
Income tax expense decreased from $169,000 for the three months ended June 30, 1996 to $120,000 for the three months ended June 30, 1997. The decrease of $49,000, or 28.8%, was the result of a decrease in income before income tax expense of $125,000. The effective tax rate was approximately 39.0% for the three month periods ended June 30, 1997 and 1996.

NONPERFORMING ASSETS

At June 30, 1997, nonperforming assets were approximately $586,000, which represents a decrease of $123,000, or 17.4%, as compared to March 31, 1997. A summary of nonperforming assets by category is summarized as follows:

                                                  June 30,  March 31,
                                                    1997      1997
                                                  --------  ---------
                                                      (in thousands)
     Nonaccruing loans:
          One to four family                      $ 502         643
          Consumer and other                         -           -
                                                  -----       -----
               Total nonaccruing loans              502         643
     Foreclosed assets - one to four family          84          66
                                                  -----       -----
               Total nonperforming assets         $ 586         709
                                                  =====       =====
     Nonaccruing loans as a percent of net loans    .47%        .67%
                                                  =====       =====
     Nonperforming assets as a percent of
          total assets                              .29%       .35%
                                                  =====       =====

              EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                           AND SUBSIDIARIES


Loans are placed on nonaccrual status when either principal or interest is more than 90 days past due or at such time when contractual amounts due are deemed uncollectible, whichever is sooner. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

LIQUIDITY AND CAPITAL RESOURCES

The Office of Thrift Supervision (OTS) requires minimum levels of liquid assets. OTS regulations presently require Equality to maintain an average daily balance of liquid assets (United States Treasury, federal agency, and other investments having maturities of five years of less) equal to at least 5% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which Equality may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. Equality's regulatory liquidity at June 30, 1997 was 20.0%. In addition to the regulatory liquidity requirement, Equality is required to maintain short-term liquid assets, as defined, equal to 1.0% of the average sum of net withdrawable deposits and other liabilities, as defined. Equality's short-term liquidity ratio at June 30, 1997 was 15.6%.

Equality's primary sources of funds consist of deposits bearing market rates of interest and loan repayments. Other potential sources of funds available to Equality include borrowings from the Federal Home Loan Bank of Des Moines. Equality uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet and exceed Equality's liquidity needs, including meeting its commitments to buy or fund loans. At June 30, 1997, Equality had approximately $2.2 million in outstanding commitments to originate loans, approximately $451,000 of which were adjustable rate loans. The interest rate on fixed rate commitments ranged from 6.875% to 8.48% at June 30, 1997. The majority of the loans will be sold into the secondary market upon origination.

REGULATORY CAPITAL

Federally insured savings associations such as Equality are required to maintain a minimum level of regulatory capital. The capital regulations require institutions to have tangible capital equal to 1.5% of total adjusted assets (as defined by regulation), a minimum core capital ratio of 3% of adjusted total assets, and a risk-based capital ratio of 8% of risk-based assets (as defined by regulation). The risk-based capital requirement is calculated based on the credit risk presented by both on-balance-sheet assets and off-balance-sheet commitments and obligations.

             EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                           AND SUBSIDIARIES


Assets are assigned a credit-risk weighting based upon their relative risk ranging from 0% for assets backed by the full faith and credit of the United States or that pose no credit risk to the institution to 100% for assets such as delinquent or repossessed assets.

              EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                           AND SUBSIDIARIES


A reconciliation of stockholders' equity, as reported in the consolidated financial statements of Equality, to the three capital standards, as required under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), is as follows:

                                                                           Regulatory Capital
                                                    -------------------------------------------------------
                                                            Tangible            Core             Risk-based
                                                             Capital            Capital            Capital
                                                    -------------------------------------------------------
                                                                         (dollars in thousands)

       Stockholders' equity -
              financial statements                       $  13,306         $  13,306            $  13,306
       Unrealized gain on investment and
              mortgage-backed securities
              available for sale                               (13)              (13)                 (13)
       Adjusted stockholders' equity                        13,293            13,293               13,293
       Investments in and advances to
              nonincludable subsidiaries                      (835)             (835)                (835)
       Additional capital item - general
              loan loss reserves                               --                --                   283
       Regulatory capital, as computed                      12,458            12,458               12,741
       Minimum capital requirement*                          3,024             6,047                6,069
       Regulatory capital in excess of
         minimum capital requirement                         9,434             6,411                6,672
                                                             ======           =======               ======
       Regulatory capital ratio                               6.18%             6.18%               16.79%
                                                             ======           =======               ======

*As reflected in the quarterly report to the OTS.

IMPACT OF INFLATION AND CHANGING PRICES
The unaudited consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in the measurements of historical dollars without considering changes in the relative purchasing power of money over time because of inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of Equality are monetary in nature. As a result, interest rates have a more significant impact on Equality's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. In the present interest rate environment, the liquidity, maturity structure, and quality of Equality's assets and liabilities are important factors in the maintenance of acceptable performance levels.

                EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                             AND SUBSIDIARIES


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR STOCK-BASED COMPENSATION
In October, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. SFAS 123 defines a fair valued-based method of accounting for an employee stock option or similar equity instruments and encourages all entities to adopt that method of accounting. SFAS 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25). SFAS 123 was effective for transactions entered into in fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB 25 must include the effect of all awards granted in fiscal years beginning after December 15, 1995. Equality continues to measure compensation cost using APB 25. No stock options were granted during the year ended March 31, 1997 or during the three months ended June 30, 1997. SFAS 123 is not expected to have a material impact on Equality's consolidated financial statements.

EARNINGS PER SHARE
In February, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS 128 simplifies the current standards for computing earnings per share and makes them comparable to international earnings per share standards. Under SFAS 128 the presentation of primary earnings per share is replaced with a presentation of basic earnings per share. SFAS 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires the reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. SFAS 128 is effective for financial statements issued for periods ending after December 31, 1997, including interim periods; early application is not permitted. SFAS 128 will require the restatement of all prior-period earnings per share data presented. The adoption of SFAS 128 is not expected to have a material impact on Equality's consolidated financial statements.

DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE
Also in February, 1997, the FASB issued Statement of Financial Accounting Standards No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE (SFAS 129). SFAS 129 applies to all entities and establishes standards for disclosing information about an entity's capital structure. SFAS 129 is effective for financial statements for periods ending after December 15, 1997. The adoption of SFAS 129 is not expected to have a material impact on Equality's consolidated financial statements.

              EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                           AND SUBSIDIARIES

                      PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          None.

Item 2.   CHANGES IN SECURITIES

          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

Item 5.   OTHER INFORMATION

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits:
          27 Financial Data Schedule
          Reports on Form 8-K:  None.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          EQUALITY BANCORP, INC.
                                Registrant




Date:    September 24, 1997      /s/Richard C. Fellhauer
         ------------------      -------------------------------
                                 Richard C. Fellhauer, President,
                                 Chief Executive Officer and
                                 Chairman of the Board




Date:    September 24, 1997      /s/ Michael A. Deelo
         ------------------      -------------------------------
                                 Michael A. Deelo,
                                 Treasurer and Chief Financial Officer