Form 10QSB
period 1997-09-30
EQUALITY BANCORP INC
filed 1997-11-13
CIK 1040476

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-QSB


   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997.

                                     OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF
          THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________
                        Commission File No. 333-30469

                           EQUALITY BANCORP, INC.
           (Exact name of registrant as specified in its charter)

              DELAWARE                            43-1785126
      ----------------------------        --------------------------
      (State or other jurisdiction        (I.R.S. Employer ID Number)
      of incorporation or organization)

           9920 Watson Road, St. Louis, Missouri       63126
     ------------------------------------------------------------
          (Address of principal executive offices)   (zip code)

     Registrant's telephone number, including area code (314) 965-7090
                                                        --------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
   days.  Yes  ____      No   _X_

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Class                     Shares Outstanding at November 10, 1997
   -----------------              ---------------------------------------
   Common Stock, Par Value $0.01                    100

   Transitional Small Business Disclosure Format: Yes  ____     No  _X_

   On August 12, 1997, the Registrant's Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission.
   On October 27, 1997, the Registrant's Registration Statement on Form S-1 registering additional shares of its common stock was declared effective by the Securities and Exchange Commission. The Registration Statements and the related Prospectus and Prospectus Supplement forming parts thereof related to the offering of the Registrant's common stock in connection with the mutual holding company reorganization (the "Reorganization") of Equality Savings and Loan Association, F.A., St. Louis, Missouri, a publicly traded federally-chartered-stock-based-savings association (the "Association"). The Association currently owns 100% of the issued and outstanding capital stock of the Registrant. Upon consummation of, and pursuant to, the Reorganization, the Association will become a wholly-owned subsidiary of the Registrant, and the Registrant will close the public offering of its common stock. The Registrant has not engaged in any business to date and is not expected to engage in any business until the consummation of the Reorganization. The Registrant will have no material assets or liabilities prior to the consummation of the Reorganization. The information presented in this Form 10-QSB is therefore identical to the information contained in the Association's Form 10-QSB previously filed with the Office of Thrift Supervision and relates solely to the business conducted by the Association.

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

       Item 5.  Other information

       Item 6.  Exhibits and Reports on Form 8-K

   SIGNATURES

                 EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                              AND SUBSIDIARIES

                         Consolidated Balance Sheets
                    September 30, 1997 and March 31, 1997
                                 (Unaudited)

                                                                    Sept. 30,        March 31,
                    Assets                                              1997             1997
                    ------                                            --------         ---------
     Cash, primarily interest-bearing demand accounts             $  22,070,474        1,037,199
     Interest-bearing deposits                                        2,110,874        3,819,744
     Investment securities:
       Available for sale, at market value                           81,894,169       70,122,807
       Held to maturity, at cost                                      3,600,000        4,848,587
     Mortgage-backed securities, available
         for sale, at market value                                    9,491,550       14,954,025
     Loans receivable, net                                           95,941,160       91,530,369
     Loans held for sale                                             11,910,999        4,397,614
                                                                    -----------      -----------
         Total loans receivable, net                                107,852,159       95,927,983
     Investment in real estate                                          787,778          869,898
     Stock in Federal Home Loan Bank                                  3,525,000        3,350,000
     Mortgage servicing rights                                          603,782          513,275
     Office properties and equipment, net                             3,663,338        2,933,591
     Accrued interest receivable and other assets                     2,942,243        2,386,533
                                                                    -----------      -----------
                                                                  $ 238,541,367      200,763,642
                                                                    ===========      ===========
       LIABILITIES AND STOCKHOLDERS' EQUITY

     Savings deposits                                             $ 149,133,966      122,982,954
     Accrued interest payable on savings deposits                       162,526          134,599
     Borrowed money                                                  73,637,786       64,248,804
     Advance payments by borrowers for taxes and insurance              131,352           86,776
     Income tax payable                                                 359,153           99,863
     Deferred income taxes                                              688,299          196,427
     Accrued expenses and other liabilities                             539,813          379,958
                                                                    -----------      -----------
           Total liabilities                                        224,652,895      188,129,381
     Commitments and contingencies
     Stockholders' equity:
       Preferred stock, $1 par value per share;
           1,000,000 shares authorized; none issued                       --             --
       Common stock, $1 par value per share;
           4,000,000 shares authorized; 836,400
           shares issued and outstanding                                836,400          836,400
       Additional paid-in capital                                     2,771,873        2,768,548
       Retained earnings - substantially restricted                  10,134,944        9,674,676
       Unrealized gain (loss) on investment and mortgage-
           backed securities available for sale, net                    259,815         (509,523)
       Unearned ESOP shares                                            (114,560)        (135,840)
                                                                    -----------      -----------
           Total stockholders' equity                                13,888,472       12,634,261
                                                                    -----------      -----------
                                                                  $ 238,541,367      200,763,642
                                                                    ===========      ===========

     See accompanying notes to consolidated financial statements.

                 EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                              AND SUBSIDIARIES

                      Consolidated Statements of Income
           Three and Six months ended September 30, 1997 and 1996
                                 (Unaudited)


                                                           Three months                  Six months
                                                        ended September 30           ended September 30
                                                        1997           1996          1997          1996
                                                        ----           ----          ----          ----
     Interest income:
       Loans receivable                              $1,997,895     1,850,262     3,952,769     3,686,839
       Investment securities                          1,166,543       991,519     2,286,974     1,774,021
       Mortgage-backed securities                       172,061       437,918       389,530       867,399
       Interest-bearing deposits                        132,729       151,785       187,684       313,445
       Other                                             60,612        60,377       119,844       115,201
                                                      ---------     ---------     ---------     ---------
         Total interest income                        3,529,840     3,491,861     6,936,801     6,756,905
                                                      ---------     ---------     ---------     ---------
     Interest expense:
       Savings deposits                               1,431,212     1,442,938     2,832,764     2,878,105
       Advances from the Federal Home Loan Bank         890,689       897,331     1,781,930     1,680,240
       Other borrowed money                              16,083        11,958        27,271        23,369
                                                      ---------     ---------     ---------     ---------
         Total interest expense                       2,337,984     2,352,227     4,641,965     4,581,714
                                                      ---------    ----------     ---------     ---------
           Net interest income                        1,191,856     1,139,634     2,294,836     2,175,191
     Provision for losses on loans                       24,313         --           24,313          --
                                                      ---------    ----------     ---------     ---------
           Net interest income after pro-
             vision for losses on loans               1,167,543     1,139,634     2,270,523     2,175,191
                                                      ---------    ----------     ---------     ---------
     Noninterest income:
       Gain on sale of mortgage loans                   428,731       231,483       619,561       445,364
       Loan servicing fees and late charges             235,954       224,350       472,745       434,814
       Equity in loss of joint ventures                    --         (10,933)      (16,491)       (8,027)
       Rental income                                     51,114        28,929        57,378        85,559
       Gain on sale of real estate                         --            --            --         105,875
       Gain (loss) on sale of investment and
         mortgage backed securities
         available for sale                               1,388       (89,397)       48,905       (59,737)
       Other                                            108,132       144,278        198,203      248,504
                                                      ---------     ---------      ---------    ---------
           Total Noninterest income                     825,319       528,710      1,380,301    1,252,352
                                                      ---------     ---------      ---------    ---------
     Noninterest expense:
       Salaries and employee benefits                   818,955       766,102      1,605,412    1,513,511
       Occupancy                                        143,896       132,615        250,511      247,098
       Data processing                                   60,869        46,028        114,645       91,612
       Advertising                                       21,965        24,545         49,466       44,625
       Federal insurance premiums                        19,218        69,431         38,910      141,089
       SAIF special assessment                             --         787,770           --        787,770
       Other                                            376,671       372,840        732,202      699,427
                                                      ---------    ----------      ---------    ---------
         Total noninterest expense                    1,441,574     2,200,331      2,791,146    3,526,132
                                                      ---------    ----------      ---------   ----------
       Income (loss) before income
         tax expense (benefit)                          551,288      (531,987)       859,678      (98,589)
     Income tax expense (benefit)                       214,977      (207,418)       335,249      (38,421)
                                                      ---------    ----------      ---------    ---------
           Net income (loss)                           $336,311      (324,569)       524,429      (60,168)
                                                      =========    ==========      =========   ==========
     Earnings (loss) per share                       $      .41          (.39)           .64         (.07)
                                                      =========    ==========      =========   ==========

     See accompanying notes to consolidated financial statements.

                 EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                              AND SUBSIDIARIES

               Consolidated Statement of Stockholders' Equity

                     Six months ended September 30, 1997
                                 (Unaudited)

                                                                           Unrealized
                                                                           gain (loss) on
                                                                           investment and
                                                               Retained    mortgage-backed               Total
                                                Additional     earnings-     securities                  stock
                             Common Stock         paid-in    substantially   available for   Unearned    holders'
                           Shares     Amount      capital     restricted      sale, net   ESOP shares    equity
                           ------     ------    ----------   ------------    ----------   -----------   ---------
     Balance, March 31,
          1997             836,400   $836,400    2,768,548    9,674,676      (509,523)     (135,840)  12,634,261


     Net income               --         --          --         524,429           --            --       524,429


     Amortization of
      ESOP awards             --         --          3,325          --            --         21,280       24,605


     Dividend declared
      on nonmutual
      holding company
      owned common
      stock at $.17
      per share               --         --          --         (64,161)          --           --        (64,161)


     Change in unre-
      alized gain (loss)
      on investment
      and mortgage-
      backed securities
      available for
      sale, net               --         --          --             --        769,338          --        769,338
                           -------    -------    ---------     ---------      -------     ---------   ----------
     Balance, Sept. 30,
          1997             836,400   $836,400    2,771,873    10,134,944      259,815      (114,560)  13,888,472
                           =======    =======    =========    ==========      =======      ========   ==========



     See accompanying notes to consolidated financial statements.

                 EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                              AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows
                Six months ended September 30, 1997 and 1996
                                 (Unaudited)
                                                                               1997             1996
                                                                               ----             ----
     Cash flows from operating activities:
       Net income (loss)                                                       $524,429         (60,168)
       Adjustments to reconcile net income to net cash pro-
         vided by (used in) operating activities:
         Depreciation and amortization:
           Office properties and equipment                                      138,852         112,211
           Real estate investments                                                5,631           5,631
           Premiums and discounts, net                                           18,112         370,655
           Mortgage servicing rights                                            117,429          66,561
         Increase in accrued interest receivable                               (293,242)       (265,168)
         Decrease in valuation reserve on loans held for sale                     --            (85,094)
         Gain on sale of office property and equipment                            --             (7,000)
         Gain on sale of investment in real estate                                --           (105,875)
         Loss (gain) on sale of investment and mortgage-backed
           securities available for sale, net                                   (48,905)         59,737
         Increase in accrued interest payable on savings deposits                27,927          44,875
         Change in income tax payable                                           259,290         128,463
         Equity in loss of joint ventures                                        16,491           8,027
         SAIF recapitalization payable                                            --            788,770
         Other, net                                                             (78,008)        161,650
       Decrease (increase) in loans held for sale                            (7,513,385)      6,574,995
                                                                             ----------       ---------

         Net cash provided by   (used in) operating activities               (6,825,379)      7,798,270
                                                                             ----------       ---------
     Cash flow from investing activities:
       Net change in loans receivable                                        (4,370,070)     (6,212,932)
       Decrease in interest-bearing deposits                                  1,708,870       2,434,982
       Principal repayments on investment securities, AFS                        85,904         251,600
       Principal repayments on mortgage-backed securities, AFS                1,025,331       2,897,956
       Proceeds from the sale of investment securities, AFS                  46,124,512       1,017,970
       Proceeds from the maturity of investment securities, AFS              14,135,000       3,050,000
       Proceeds from the sale of mortgage-backed securities, AFS              4,408,193      12,464,720
       Proceeds from the maturity of mortgage-backed securities, AFS            229,697           --
       Proceeds from the maturity of investment securities, HTM               1,250,000       1,000,000
       Purchase of investment securities, AFS                               (71,014,309)    (28,755,000)
       Purchase of mortgage-backed securities, AFS                                --         (8,306,227)
       Proceeds from the sale of investment in real estate                        --          1,039,961
       Decrease in joint venture borrowings                                       6,652           6,128
       Purchase of stock in FHLB                                               (175,000)       (200,000)
       Increase in cost of mortgage servicing rights                           (207,936)       (280,895)
       Purchase of office properties and equipment, net                        (868,599)        (29,642)
                                                                             ----------     -----------
         Net cash used in investing activities                               (7,661,755)    (19,621,379)
     Cash flows from financing activities:
       Net increase (decrease) in savings deposits                           26,151,012        (570,190)
       Proceeds from Federal Home Loan Bank advances                         12,500,000      38,000,000
       Repayment of Federal Home Loan Bank advances                          (5,000,000)    (32,000,000)
       Proceeds from other borrowed money                                     1,888,982       1,523,688
       Cash dividends paid                                                      (64,161)       (112,547)
       Increase (decrease) in advance payments by borrowers
         for taxes and insurance                                                 44,576         (17,149)
                                                                             ----------       ---------
           Net cash provided by financing activities                         35,520,409       6,823,802
                                                                             ----------      ----------
           Net increase (decrease) in cash and cash equivalents              21,033,275      (4,999,307)
     Cash and cash equivalents, beginning of period                           1,037,199       5,550,292
                                                                             ----------      ----------
     Cash and cash equivalents, end of period                              $ 22,070,474         550,985
                                                                             ==========      ==========
     Supplemental disclosure of cash flow information:
       Interest paid                                                        $ 4,581,694       4,452,505
       Income taxes paid, net                                                    75,958        (111,920)

     See accompanying notes to consolidated financial statements.

                 EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                              AND SUBSIDIARIES


                 Notes to Consolidated Financial Statements

                             September 30, 1997
                                 (Unaudited)


   (1)  Mutual Holding Company Formation
        --------------------------------
        On October 22, 1993, Equality Savings and Loan Association, F.A.
             (Equality) reorganized from a Missouri-chartered mutual savings and loan association into a mutual holding company. The mutual holding company is a federal corporation, chartered and regulated by the Office of Thrift Supervision
             (OTS), and is named First Missouri Financial, M.H.C. (the
             MHC). As part of the reorganization, Equality transferred substantially all of its assets and all of its liabilities to a new Missouri-chartered savings and loan association and retained its same name. The reorganization was accounted for as a change in corporate form with the historic basis of Equality's assets, liabilities, and retained earnings unchanged as a result.

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

        On May 16, 1997, as amended on June 20, 1997, August 8, 1997 and
             October 10, 1997, First Missouri Financial, M.H.C. and Equality Savings and Loan Association, F.A. adopted a Plan of Conversion and Reorganization pursuant to which First Missouri Financial, M.H.C. will convert from the mutual to stock form of organization. Shares of common stock of a new holding company, Equality Bancorp, Inc., will be offered in a subscription offering in descending order of priority to eligible account holders; employee stock benefit plans; supplemental eligible account holders; other members; directors, officers, and employees; and public stockholders. Any shares remaining unsold in the subscription offering will be sold through a community offering.

                 EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                              AND SUBSIDIARIES



   (2)  Basis of Presentation
        ---------------------
        The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information for footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included in the results of operations for the three and six months ended September 30, 1997 and 1996.

        Operating results for the six months ended September 30, 1997 are not necessarily indicative of the result that may be expected for the year ending March 31, 1998.

   (3)  Principles of Consolidation
        ---------------------------
        The accompanying unaudited consolidated financial statements include the accounts of Equality Savings and Loan Association, F.A. and its wholly owned subsidiaries, Equality Commodity Corporation (ECC) and Equality Mortgage Corporation (EMC). All significant intercompany accounts and transactions have been eliminated in consolidation.

   (4)  Earnings Per Share
        ------------------
        Earnings per share are based upon the weighted average number of common shares and common stock equivalents outstanding during the period. The weighted average number of common stock equivalents is calculated using the treasury stock method.

        Equality adopted the provisions of Statement of Position 93-6, EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS (SOP 93-6) on April 1, 1994. Under the provisions of SOP 93-6, only ESOP shares that have been committed to be released are considered outstanding shares. Accordingly, earnings per share for the six month periods ending September 30, 1997 and 1996 were computed based upon net income for the period April 1st to September 30th using weighted average common shares outstanding of 825,317 and 820,180 respectively. For the three month periods ended September 30, 1997 and 1996, earnings per share were computed based upon net income for the period July 1st to September 30th using weighted average common shares outstanding of 825,862 and 820,755 respectively.

                 EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                              AND SUBSIDIARIES


                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


   The following discussion reviews the financial condition and results of operations of Equality Savings and Loan Association, F.A. and subsidiaries (Equality) as of September 30, 1997 and for the three and six months ended September 30, 1997 and 1996.

   FINANCIAL CONDITION

   The total assets of Equality increased approximately $37.8 million, or 18.8%, to $238.5 million at September 30, 1997 from $200.8 million at March 31, 1997. This increase in asset size primarily relates to funds received by Equality in connection with its Plan of Conversion and Reorganization and its subsequent common stock subscription offering. Pending OTS approval, these funds were placed into deposit accounts at Equality. In addition, asset size increased due to additional purchases of investment securities and origination of mortgage loans which were funded through cash reserves, FHLB advances and the proceeds from sales of mortgage-backed securities.

   Cash, primarily interest-bearing demand accounts, increased $21.0 million, or 2027.9%, to $22.1 million at September 30, 1997 from $1.0 million at March 31, 1997. The increase is due to new funds received in Equality's common stock subscription offering in connection with its Plan of Conversion and Reorganization totaling approximately $27.5 million. At September 30, 1997, closing of the offering was pending OTS approval. Management expects OTS approval and closing of the offering in November, 1997.

   Investment securities available for sale increased approximately $11.8 million, or 16.8%, to $81.9 million at September 30, 1997 from $70.1 million at March 31, 1997. The increase is due primarily to additional leveraging of Equality's stockholders' equity funded by sales of mortgage-backed securities and additional FHLB advances.

   Mortgage-backed securities available for sale decreased by approximately $5.5 million, or 36.5%, to $9.5 million at September 30, 1997 from $15.0 million at March 31, 1997. This decrease resulted from sales generated to fund mortgage loan originations and investment security purchases.

   Loans held for investment totaled $95.9 million at September 30, 1997, an increase of approximately $4.4 million, or 4.8%, from the March 31, 1997 balance of $91.5 million. This increase is primarily the result of continued portfolio mortgage lending on one to four family residences due to strong demand and favorable interest rates as well as Equality's new lending in the secured commercial loan area which began in February, 1997, offset by principal repayments.

                 EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                              AND SUBSIDIARIES


   Loans held for sale increased by approximately $7.5 million, or 170.9%, to $11.9 million at September 30, 1997 from $4.4 million at March 31, 1997. This increase is the result of increased one to four family mortgage loan originations due to improved residential lending interest rates.

   Office properties and equipment increased $730,000, or 24.9%, to $3.7 million at September 30, 1997 from $2.9 million at March 31, 1997. The increase resulted from the purchase of two properties designed to become branch facilities, one to replace a currently leased, limited-use facility in the fourth quarter of 1997 and the other to expand Equality's branch network during the spring of 1998. Appropriate regulatory notification has been made to the OTS.

   Savings deposits totaled $149.1 million at September 30, 1997, an increase of approximately $26.2 million, or 21.3% from the March 31, 1997 balance of $123.0 million. The increase is primarily due to the receipt of proceeds in connection with Equality's common stock subscription offering associated with its Plan of Conversion and Reorganization which is pending OTS approval at September 30, 1997. These funds were temporarily placed in passbook savings accounts. Interest credited during the six months ended September 30, 1997 was approximately $2.2 million.

   Borrowed money increased $9.4 million, or 14.6%, to $73.6 million at September 30, 1997 from $64.2 million at March 31, 1997. FHLB advances increased $7.5 million, or 11.9%, at September 30, 1997 as compared to $63.0 million at March 31, 1997. Proceeds from these advances were used to fund mortgage loan originations and increased investment in investment securities. Other borrowed money increased by $1.9 million. These short-term borrowings relate to Equality Mortgage Corporation (EMC), a wholly owned subsidiary engaged in the mortgage banking business, the proceeds of which were invested solely in residential mortgage loans.


   RESULTS OF OPERATIONS
   ---------------------

   NET INCOME
   Net income increased $585,000, or 971.7%, from a loss of $60,000 for the six months ended September 30, 1996 to $524,000 for the six months ended September 30, 1997. The increase was primarily the result of increased net interest income of $120,000, or 5.5%, increased noninterest income of $128,000, or 10.2%, and reduced noninterest expense of $735,000, or 20.8%, offset by increased income taxes of $374,000, or 972.6%. The noninterest expense and income tax expense fluctuations are the result of legislation passed by Congress in September, 1996 to recapitalize the Savings Association Insurance Fund (SAIF) in which Equality was assessed a one-time FDIC insurance premium of $789,000 on September 30, 1996. There was no comparable item at September 30, 1997.

                 EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                              AND SUBSIDIARIES


   Net income increased $661,000 from a loss of $325,000 for the three months ended September 30, 1996 to $336,000 for the three months ended September 30, 1997. The increase was primarily the result of the SAIF legislation mentioned above accompanied by increased net interest income of $52,000, or 4.6%, and increased noninterest income of $297,000, or 56.1%, offset by increased salary and benefit expenses of $53,000, or 6.9%.

   INTEREST INCOME
   Interest income increased from $6.8 million for the six months ended
        September 30, 1996 to $6.9 million for the six months ended September 30, 1997. Interest on loans receivable increased by $266,000, or 7.2%, to $4.0 million for the six months ended September 30, 1997 as compared to $3.7 million for the six months ended September 30, 1996. This increase was primarily due to an increase in the average balance of loans outstanding from $100.1 million for the six months ended September 30, 1996 to $105.3 million for the six months ended September 30, 1997, accompanied by an increase in the yield on loans from 7.36% for the six months ended September 30, 1996 to 7.51%, for the six months ended September 30, 1997. The higher average balance of loans outstanding for the six months ended September 30, 1997 reflects an increase in mortgage loan portfolio and secured commercial lending. Interest on investment securities increased $513,000, or 28.9%, from $1.8 million for the six months ended September 30, 1996 to $2.3 million for the six months ended September 30, 1997, due to an increase in the average balance of investment securities from $58.2 million for the six months ended September 30, 1996 to $69.9 million for the six months ended September 30, 1997. During the same period the yield on investment securities increased from 6.09% for the six months ended September 30, 1996 to 6.54% for the six months ended September 30, 1997. Interest income on mortgage-backed securities decreased $478,000, or 55.1%, from $867,000 for the six months ended September 30, 1996 to $390,000 for the six months ended September 30, 1997 due to a decrease in the average balances from $25.3 million for the six months ended September 30, 1996 to $11.0 million for the six months ended September 30, 1997, offset by an increase in the yield on mortgage-backed securities from 6.85% for the six months ended September 30, 1996 to 7.07% for the six months ended September 30, 1997.

   Interest income increased $38,000, or 1.1%, from $3.5 million for the three months ended September 30, 1996 to $3.5 million for the three months ended September 30, 1997. This increase was due primarily to increases in the interest on loans receivable and investment securities offset by decreases in interest on mortgage-backed securities for the same general reasons as noted above.

   INTEREST EXPENSE
   Interest expense increased $60,000, or 1.3%, from $4.6 million for the six months ended September 30, 1996 to $4.6 million for the six months ended September 30, 1997. The increase resulted primarily

                 EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                              AND SUBSIDIARIES


        from increased average savings deposit balances and increased FHLB advances. Average deposit balances increased $2.7 million, or 2.2%, from $124.0 million for the six months September 30, 1996 to $126.7 million for the six months ended September 30, 1997. The weighted average cost of deposits decreased 17 basis points from 4.64% for the six months ended September 30, 1996 to 4.47% for the six months ended September 30, 1997, due to the effects of increased average passbook balances.

   Average advances from the FHLB increased $4.3 million, or 7.1%, to $65.1 million, at September 30, 1997 compared to $60.8 million at September 30, 1996. The increase was primarily the result of borrowings used to fund increased investments in securities and mortgage loan originations. The weighted average cost of advances decreased 4 basis points from 5.52% for the six months ended September 30, 1996 to 5.48% for the six months ended September 30, 1997 due to effective borrowing programs offered by the FHLB.

   Interest expense decreased $14,000, or 0.6%, from $2.4 million for the three months ended September 30, 1996 to $2.4 million for the three months ended September 30, 1997. The decrease resulted from decreased weighted average cost of deposits and cost of borrowings for the three months ended September 30, 1997, as compared to the three months ended September 30, 1996 offset by increased average savings deposit and FHLB advance balance for the same period.

   PROVISION FOR LOSSES ON LOANS
   Provision for losses on loans increased $24,000 to $24,000 for the six months ended September 30, 1997 compared to no provision for the six months ended September 30, 1996. The provision for losses on loans is based on management's evaluation of the credit risk inherent in the loan portfolio and the amount required to be maintained in the allowance for loan losses. Equality's allowance for loan losses totaled $283,000 at September 30, 1997 and March 31, 1997, respectively. Management believes the allowance for loan losses is adequate.

   Provision for losses on loans increased $24,000 to $24,000 for the three months ended September 30, 1997 compared to no provision for the three months ended September 30, 1996.

   NONINTEREST INCOME
   Noninterest income increased $128,000, or 10.2%, from $1.3 million for the six months ended September 30, 1996 to $1.4 million for the six months ended September 30, 1997. The increase is due primarily to gain on sale of mortgage loans which increased from $445,000 for the six months ended September 30, 1996 to $620,000 for the six months ended September 30, 1997, gains on the sale of investment and mortgage-backed securities-available for sale totaling $49,000 for the six months ended September 30, 1997 compared to losses of $60,000 for the six months ended September 30, 1996, and increased loan servicing fees and late charges

                 EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                              AND SUBSIDIARIES


        which increased from $435,000 for the six months ended September 30, 1996 to $473,000 for the six months ended September 30, 1997 offset by the results of the sale of a 26 unit residential property by ECC in June, 1996 at a gain of $106,000 with no comparable gain for the six months ended September 30, 1997 and the resulting reduction in rental income of $28,000 for the same period. The increase of $174,000, or 39.1%, on gain on sale of mortgage loans was due to a continued improvement in market rates during the six months ended September 30, 1997. For the six months ended September 30, 1997, Equality, through EMC, sold $38.0 million of mortgage loans as compared to $47.6 million in the comparable period in 1996. However, the decreased sales volume of $9.6 million resulted in increased gain on sale of mortgage loans due to the condition of the secondary mortgage market. Loan servicing fees and late charges increased $38,000, or 8.7% to $473,000 for the six months ended September 30, 1997 due primarily to an increase in the servicing portfolio of EMC. Loans serviced by EMC increased $10.9 million, or 3.4%, from $319.3 million at September 30, 1996 to $330.2 million at September 30, 1997.

   Noninterest income increased by $297,000, or 56.1%, from $529,000 for the three months ended September 30, 1996 to $825,000 for the three months ended September 30, 1997. Gain on sale of mortgage loans increased $197,000, or 85.2%, from $235,000 for the three months ended September 30, 1996 to $429,000 for the three months
        ended September 30, 1997.   Gain on sale of investment and
        mortgage-backed securities increased $91,000 to $1,000 for the three months ended September 30, 1997 from a loss of $89,000 for the three months ended September 30, 1996. This increase was due to the market effect of mortgage-backed securities portfolio restructuring done in August, 1996 with no comparable item in 1997.

   NONINTEREST EXPENSE
   Noninterest expense decreased $735,000, or 20.8%, for the six months ended September 30, 1997 compared to the six months ended September 30, 1996, due primarily to legislation passed by Congress to capitalize the SAIF in which Equality was assessed a one-time FDIC insurance premium of $789,000. In addition, ongoing federal deposit insurance premiums decreased $102,000, or 72.4%, from $141,000 for the six months ended September 30, 1996 to $39,000 for the six months ended September 30, 1997 as a result of reduced premiums from approximately 23 basis points to six basis points in connection with the SAIF recapitalization, offset by increased salaries and employee benefits of $92,000, or 6.1%, from $1.5 million for the six months ended September 30, 1996 to $1.6 million for the six months ended September 30, 1997 and general increases in data processing and other general operating expenses. Increased salary and employee benefits are the direct result of general wage increases and an increase in commercial loan production personnel.

                 EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                              AND SUBSIDIARIES


   Noninterest expense decreased $759,000, or 34.5%, from $2.2 million for the three months ended September 30, 1996 to $1.4 million for the three months ended September 30, 1997 due to the factors noted above and previously.

   INCOME TAXES
   Income tax expense (benefit) increased from a benefit of $38,000 for the six months ended September 30, 1996 to an expense of $335,000 for the six months ended September 30, 1997. The increase of $374,000, or 972.6%, was the result of the increase in income before income tax expense of $958,000 due to the previously mentioned Congress approved SAIF recapitalization assessment of $789,000 as well as previously mentioned improvements in net interest income and noninterest income. The effective tax rate was approximately 39.0% for the six month periods ended
        September 30, 1997 and 1996.

   Income tax expense (benefit) increased $422,000 from a benefit of $207,000 for the three months ended September 30, 1996 to an expense of $215,000 for the three months ended September 30, 1997 for the reasons noted above. The effective tax rate was approximately 39.0% for the three month periods ended September 30, 1997 and 1996.

   NONPERFORMING ASSETS
   --------------------

   At September 30, 1997, nonperforming assets were approximately
        $688,000, which represents a decrease of $121,000, or 3.0%, as compared to March 31, 1997. A summary of nonperforming assets by category is summarized as follows:

                                                     Sept. 30,  March 31,
                                                       1997       1997
                                                     ---------  ---------
                                                        (in thousands)

        Nonaccruing loans:
             One to four family                        $ 675      643
             Consumer and other                           -        -
                                                        ----     ----
                  Total nonaccruing loans                675      643
        Foreclosed assets - one to four family            13       66
                  Total nonperforming assets           $ 688      709
                                                       =====     ====
        Nonaccruing loans as a percent of net loans     .63%     .67%
                                                       =====     ====
        Nonperforming assets as a percent of
             total assets                               .29%     .35%
                                                       =====     ====

   Loans are placed on nonaccrual status when either principal or interest is more than 90 days past due or at such time when contractual amounts due are deemed uncollectible, whichever is

                 EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                              AND SUBSIDIARIES


        sooner. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income.
        Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

   The OTS requires minimum levels of liquid assets. OTS regulations presently require Equality to maintain an average daily balance of liquid assets (United States Treasury, federal agency, and other investments having maturities of five years of less) equal to at least 5% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which Equality may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. Equality's regulatory liquidity at September 30, 1997 was 33.06%. In addition to the regulatory liquidity requirement, Equality is required to maintain short-term liquid assets, as defined, equal to 1.0% of the average sum of net withdrawable deposits and other liabilities, as defined. Equality's short-term liquidity ratio at September 30, 1997 was 11.31%.

   Equality's primary sources of funds consist of deposits bearing market rates of interest and loan repayments. Other potential sources of funds available to Equality include borrowings from the Federal Home Loan Bank of Des Moines. Equality uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet and exceed Equality's liquidity needs, including meeting its commitments to buy or fund loans. At September 30, 1997, Equality had approximately $1.3 million in outstanding commitments to originate loans, approximately $551,000 of which were adjustable rate loans. The interest rate on fixed rate commitments ranged from 7.00% to 8.48% at September 30, 1997.
        The majority of the loans will be sold into the secondary market upon origination.

   REGULATORY CAPITAL
   ------------------

   Federally insured savings associations such as Equality are required to maintain a minimum level of regulatory capital. The capital regulations require institutions to have tangible capital equal to 1.5% of total adjusted assets (as defined by regulation), a minimum core capital ratio of 3% of adjusted total assets, and a risk-based capital ratio of 8% of risk-based assets (as defined

                 EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                              AND SUBSIDIARIES


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

   A reconciliation of stockholders' equity, as reported in the consolidated financial statements of Equality, to the three capital standards, as required under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), is as follows:

                                                                      Regulatory Capital
                                                       -----------------------------------------------
                                                       Tangible            Core             Risk-based
                                                       capital            capital            capital
                                                       -----------------------------------------------
                                                                   (dollars in thousands)
     Stockholders' equity -
       financial statements                           $  13,888         $  13,888            $  13,888
     Unrealized gain on investment and
       mortgage-backed securities
       available for sale                                  (260)             (260)                (260)
                                                         ------            ------               ------
     Adjusted stockholders' equity                       13,628            13,628               13,628
     Investments in and advances to
       nonincludable subsidiaries                          (844)             (844)                (844)
     Additional capital item - general
       loan loss reserves                                   --                --                   283
                                                         ------            ------               ------
     Regulatory capital, as computed                     12,784            12,784               13,067
     Minimum capital requirement*                         3,571             7,143                6,666
                                                         ------            ------               ------
     Regulatory capital in excess of
       minimum capital requirement                        9,213             5,641                6,401
                                                         ======            ======               ======
     Regulatory capital ratio                             5.37%             5.37%               15.68%
                                                         ======            ======               ======

     *As reflected in the quarterly report to the OTS.


   IMPACT OF INFLATION AND CHANGING PRICES
   ---------------------------------------
   The unaudited consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in the measurements

                 EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                              AND SUBSIDIARIES


        of historical dollars without considering changes in the relative purchasing power of money over time because of inflation.

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


   IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
   ---------------------------------------

   ACCOUNTING FOR STOCK-BASED COMPENSATION
   In October, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. SFAS 123 defines a fair valued-based method of accounting for an employee stock option or similar equity instruments and encourages all entities to adopt that method of accounting. SFAS 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25). SFAS 123 was effective for transactions entered into in fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB 25 must include the effect of all awards granted in fiscal years beginning after December 15, 1995. Equality continues to measure compensation cost using APB 25. No stock options were granted during the year ended March 31, 1997 or during the six months ended September 30, 1997. SFAS 123 is not expected to have a material impact on Equality's consolidated financial statements.

   EARNINGS PER SHARE
   In February, 1997, the FASB issued Statement of Financial Accounting
        Standards No. 128, EARNINGS PER SHARE (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS 128 simplifies the current standards for computing earnings per share and makes them comparable to international earnings per share standards. Under SFAS 128 the presentation of primary earnings per share is replaced with a presentation of basic earnings per share. SFAS 128 also requires dual presentation of basic and diluted earnings

                 EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                              AND SUBSIDIARIES


        per share on the face of the income statement for all entities with complex capital structures and requires the reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; early application is not permitted. SFAS 128 will require the restatement of all prior-period earnings per share data presented. The adoption of SFAS 128 is not expected to have a material impact on Equality's consolidated financial statements.

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

                 EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                              AND SUBSIDIARIES


                         PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings
             -----------------

             None.


   Item 2.   Changes in Securities
             ---------------------

             None.


   Item 3.   Defaults Upon Senior Securities
             -------------------------------

             None.


   Item 4.   Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

             None.


   Item 5.   Other information
             -----------------

             None.


   Item 6.   Exhibits and Reports on Form 8-K
             --------------------------------

             Exhibits

             27   Financial Data Schedule

             Reports on Form 8-K:  None.

                 EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                              AND SUBSIDIARIES


                                 SIGNATURES




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      EQUALITY BANCORP, INC.
                                      Registrant


   Date: November 10, 1997            /s/ Richard C. Fellhauer
                                      --------------------------------
                                      Richard C. Fellhauer, President,
                                      Chief Executive Officer and
                                      Chairman of the Board



   Date: November 10, 1997            /s/ Michael A. Deelo
                                      --------------------------------
                                      Michael A. Deelo, Treasurer and
                                      Chief Financial Officer



                 EQUALITY SAVINGS AND LOAN ASSOCIATION, F.A.
                              AND SUBSIDIARIES