Form 10QSB
period 1997-12-31
EQUALITY BANCORP INC
filed 1998-02-13
CIK 1040476

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                            FORM 10-QSB

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1997.

                                 OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                to
                                          ---------------   -------------

                     Commission File No. 333-30469

                         EQUALITY BANCORP, INC.
                         ----------------------
         (Exact name of registrant as specified in its charter)

           Delaware                                  43-1785126
---------------------------------           ---------------------------
  (State or other jurisdiction              (I.R.S. Employer ID Number)
of incorporation or organization)

         9920 Watson Road, St. Louis, MO             63126
     --------------------------------------------------------
     (Address of principal executive offices)     (zip code)


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

                              Yes   X     No
                                  -----      -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                     Shares Outstanding at February 13, 1998
-----------------------------       ---------------------------------------
Common Stock, Par Value $0.01                     2,485,902

                                     INDEX TO FORM 10-QSB

                                                                                 PAGE NO.
PART I    FINANCIAL INFORMATION

             Item 1.  Financial Statements

                  -  Consolidated Balance Sheets                                    1

                  -  Consolidated Statements of Income                              2

                  -  Consolidated Statement of Stockholders' Equity                 3

                  -  Consolidated Statements of Cash Flows                          4

                  -  Notes to Consolidated Financial Statements                     5

             Item 2.  Management's Discussion and Analysis of Financial             7
                      Condition and Results of Operations


PART II   OTHER INFORMATION

             Item 1.  Legal Proceedings                                            23

             Item 2.  Changes in Securities                                        23

             Item 3.  Defaults Upon Senior Securities                              23

             Item 4.  Submission of Matters to a Vote of Security Holders          23

             Item 5.  Other Information                                            23

             Item 6.  Exhibits and Reports on Form 8-K                             23


SIGNATURES                                                                         24


                              EQUALITY BANCORP, INC. AND SUBSIDIARY


                                   Consolidated Balance Sheets
                              December 31, 1997 and March 31, 1997
                                           (Unaudited)

                                                                    December 31,       March 31,
                  Assets                                               1997              1997
                  ------                                            ------------       ---------
Cash, primarily interest-bearing demand accounts                    $  1,422,628        1,037,199
Interest-bearing deposits                                              1,721,874        3,819,744
Investment securities:
  Available for sale, at market value                                 90,105,800       70,122,807
  Held to maturity, at cost                                            3,600,000        4,848,587
Mortgage-backed securities, available
         for sale, at market value                                     7,383,242       14,954,025
Loans receivable, net                                                 97,636,300       91,530,369
Loans held for sale                                                   13,226,368        4,397,614
                                                                    ------------      -----------
         Total loans receivable, net                                 110,862,668       95,927,983
Investment in real estate                                                753,914          869,898
Stock in Federal Home Loan Bank                                        4,050,000        3,350,000
Mortgage servicing rights                                                678,709          513,275
Office properties and equipment, net                                   5,249,492        2,933,591
Accrued interest receivable and other assets                           3,451,514        2,386,533
                                                                    ------------      -----------
                                                                    $229,279,841      200,763,642
                                                                    ============      ===========
  Liabilities and Stockholders' Equity
  ------------------------------------

Savings deposits                                                    $116,646,307      122,982,954
Accrued interest payable on savings deposits                             131,216          134,599
Borrowed money                                                        85,000,000       64,248,804
Advance payments by borrowers for taxes and insurance                     75,523           86,776
Income tax payable                                                       595,958           99,863
Deferred income taxes                                                    699,878          196,427
Accrued expenses and other liabilities                                   491,488          379,958
                                                                    ------------      -----------
               Total liabilities                                     203,640,370      188,129,381
Commitments and contingencies
Stockholders' equity:
         Preferred stock, $.01 and $1 par value per share;
               at December 31, 1997 and March 31, 1997
               respectively; 200,000 and 1,000,000 shares
               authorized at December 31, 1997 and
               March 31, 1997, respectively; none issued                      --               --
         Common stock, $.01 and $1 par value per share
               at December 31,1997 and March 31, 1997,
               respectively; 4,000,000 and 4,000,000
               shares authorized; 2,485,902 shares and
               836,400 shares issued and outstanding
               at December 31, 1997 and March 31, 1997,
               respectively                                               24,859          836,400
         Additional paid-in capital                                   16,164,329        2,768,548
         Retained earnings - substantially restricted                 10,484,977        9,674,676
         Unrealized gain (loss) on investment and mortgage-
               backed securities available for sale, net                 277,926         (509,523)
         Unearned ESOP shares                                         (1,312,620)        (135,840)
                                                                    ------------      -----------
               Total stockholders' equity                             25,639,471       12,634,261
                                                                    ------------      -----------
                                                                    $229,279,841      200,763,642
                                                                    ============      ===========
See accompanying notes to consolidated financial statements.


                              EQUALITY BANCORP, INC. AND SUBSIDIARY

                               Consolidated Statements of Income
                     Three and Nine months ended December 31, 1997 and 1996
                                           (Unaudited)

                                                       Three months                   Nine months
                                                     ended December 31             ended December 31
                                                    1997           1996           1997          1996
                                                    ----           ----           ----          ----
Interest income:
   Loans receivable                              $2,121,504     1,834,073      6,074,273      5,520,912
   Investment securities                          1,398,182     1,043,966      3,685,156      2,817,987
   Mortgage-backed securities                       150,251       330,123        539,781      1,197,522
   Interest bearing deposits                        129,579       120,686        317,263        434,131
   Other                                             63,014        58,945        182,858        174,146
                                                 ----------     ---------     ----------     ----------
         Total interest income                    3,862,530     3,387,793     10,799,331     10,144,698
                                                 ----------     ---------     ----------     ----------
Interest expense:
   Savings deposits                               1,481,588     1,421,288      4,314,352      4,299,393
   Advances from the Federal Home Loan Bank         968,533       862,159      2,750,463      2,542,399
   Other borrowed money                              17,852        20,179         45,123         43,548
                                                 ----------     ---------     ----------     ----------
         Total interest expense                   2,467,973     2,303,626      7,109,938      6,885,340
                                                 ----------     ---------     ----------     ----------
               Net interest income                1,394,557     1,084,167      3,689,393      3,259,358
Provision for losses on loans                            --            --        (24,313)            --
                                                 ----------     ---------     ----------     ----------
               Net interest income after pro-
                 vision for losses on loans       1,394,557     1,084,167      3,665,080      3,259,358
                                                 ----------     ---------     ----------     ----------
Noninterest income:
   Gain on sale of mortgage loans                   365,291       302,468        984,852        737,282
   Loan servicing fees and late charges             233,032       223,506        705,777        668,870
   Equity in earnings (loss) of joint ventures      (27,618)        5,594        (44,109)        (2,433)
   Rental income                                     24,488        16,648         81,866        102,207
   Gain on sale of real estate                           --            --             --        105,875
   Gain (loss) on sale of investment and
         mortgage backed securities
         available for sale                            (954)       99,866         47,951         40,129
   Other                                            141,140       103,756        339,343        352,260
                                                 ----------     ---------     ----------     ----------
         Total noninterest income                   735,379       751,838      2,115,680      2,004,190
                                                 ----------     ---------     ----------     ----------
Noninterest expense:
   Salaries and employee benefits                   830,955       737,771      2,436,367      2,251,282
   Occupancy                                        152,652       117,066        403,163        364,164
   Data processing                                   62,471        45,739        177,116        137,351
   Advertising                                       32,182        26,320         81,648         70,945
   Federal insurance premiums                        19,208        59,813         58,118        212,220
   SAIF special assessment                               --            --             --        788,770
   Other                                            431,470       357,549      1,163,672      1,045,658
                                                 ----------     ---------     ----------     ----------
         Total noninterest expense                1,528,938     1,344,258      4,320,084      4,870,390
                                                 ----------     ---------     ----------     ----------
   Income before income
         tax expense                                600,998       491,747      1,460,676        393,158
Income tax expense                                  236,804       191,644        572,053        153,223
                                                 ----------     ---------     ----------     ----------
               Net income                        $  364,194       300,103        888,623        239,935
                                                 ==========     =========     ==========     ==========
Basic earnings per share                         $      .15           .12            .36            .10
                                                 ==========     =========     ==========     ==========
Diluted earnings per share                       $      .15           .12            .36            .10
                                                 ==========     =========     ==========     ==========


See accompanying notes to consolidated financial statements.


                                              EQUALITY BANCORP, INC.

                                   Consolidated Statement of Stockholders' Equity
                                        Nine months ended December 31, 1997
                                                   (Unaudited)


                                                                                Unrealized
                                                                              gain (loss) on
                                                                              investment and
                                                                              mortgage-backed                    Total
                              Common Stock           Additional                 securities                       stock
                              ------------            paid-in      Retained    available for    Unearned        holders'
                          Shares        Amount        capital      earnings      sale, net     ESOP shares       equity
                          ------        ------       ----------    --------   ---------------  -----------      --------
Balance, March 31,
     1997                  836,400    $ 836,400      2,768,548     9,674,676      (509,523)     (135,840)      $12,634,261



Net income                                                           888,623                                       888,623


Dividend declared
 on nonmutual
 holding company
 owned common
 stock at $.34
 per share                                                          (128,322)                                     (128,322)

Amortization of
 ESOP awards                                             3,325                                    21,280            24,605

Common stock elimi-
 nated in conversion      (836,400)    (836,400)                                                                  (836,400)


Common stock ex-
 changed  in
 conversion              1,163,402       11,634      2,124,161                                                   2,135,795


Common stock issued
 in conversion           1,322,500       13,225     11,268,295                                                  11,281,520

Return of capital
 contribution from
 mutual holding company                                               50,000                                        50,000


Common stock acquired
 by ESOP                                                                                      (1,198,060)       (1,198,060)


Change in unre-
 alized gain (loss)
 on investment
 and mortgage-
 backed securities
 available for
 sale, net                                                                        787,449                          787,449

Balance, Dec. 31,
     1997
                         ---------    ---------     ----------    ----------     --------      ---------       -----------
                         2,485,902    $  24,859     16,164,329    10,484,977      277,926     (1,312,620)      $25,639,471
                         =========    =========     ==========    ==========     ========      =========       ===========


See accompanying notes to consolidated financial statements.


                                        EQUALITY BANCORP, INC. AND SUBSIDIARY

                                        Consolidated Statements of Cash Flows
                                    Nine months ended December 31, 1997 and 1996
                                                     (Unaudited)


                                                                           1997                  1996
                                                                           ----                  ----
Cash flows from operating activities:
      Net income                                                      $    888,623               239,935
      Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Depreciation and amortization:
            Office properties and equipment                                183,872               174,361
            Real estate investments                                          8,446                 8,447
            Premiums and discounts, net                                    103,676               504,779
            Mortgage servicing rights                                      202,006               129,432
         Increase in accrued interest receivable                          (252,643)             (281,261)
         Decrease in valuation reserve on loans held for sale                   --               (85,094)
         Gain on sale of office property and equipment                          --                (7,000)
         Gain on sale of real estate                                            --              (105,875)
         Gain on sale of investment and mortgage-backed
            securities available for sale                                  (47,951)              (40,129)
         Increase (decrease)in accrued interest
          payable on savings deposits                                       (3,383)               24,669
         Change in income tax payable                                      496,095               169,734
         Equity in loss of joint ventures                                   44,109                 2,433
         Other, net                                                       (574,867)              142,407
         Decrease (increase) in loans held for sale                     (8,828,754)            2,753,299
                                                                      ------------           -----------
            Net cash provided by (used in) operating activities         (7,780,771)            3,630,137
                                                                      ------------           -----------
Cash flow from investing activities:
      Net change in loans receivable                                    (6,085,310)           (4,636,637)
      Decrease in interest-bearing deposits                              2,097,870             3,982,728
      Principal repayments on investment securities, AFS                    97,074               308,357
      Principal repayments on mortgage-backed securities, AFS            1,849,654             4,848,620
      Proceeds from the sale of investment securities, AFS              48,059,502            19,444,756
      Proceeds from the sale of mortgage-backed securities, AFS          5,887,892            17,995,523
      Proceeds from the maturity of investment securities, AFS          30,830,000             4,550,000
      Proceeds from the maturity of investment securities, HTM           1,250,000             1,000,000
      Purchase of investment securities, AFS                           (97,869,845)          (49,255,000)
      Purchase of mortgage-backed securities, AFS                               --           (14,211,212)
      Proceeds from the sale of investment in real estate                       --             1,040,296
      Decrease in joint venture borrowings                                  10,082                 9,288
      Purchase of stock in FHLB                                           (700,000)             (200,000)
      Increase in cost of mortgage servicing rights                       (367,440)             (377,437)
      Purchase of office properties and equipment, net                  (2,499,773)              (22,924)
                                                                      ------------           -----------
         Net cash used in investing activities                         (17,440,294)          (15,523,644)
                                                                      ------------           -----------
Cash flow from financing activities:
      Net decrease in savings deposits                                  (6,336,647)           (2,857,288)
      Proceeds from Federal Home Loan Bank advances                     83,500,000           101,000,000
      Repayment of Federal Home Loan Bank advances                     (65,500,000)          (94,000,000)
      Proceeds from other borrowed money                                 2,751,196             2,845,064
      Cash dividends paid                                                 (128,322)             (168,821)
      Proceeds from Stock Offering                                      11,281,520                    --
      Return of Capital from Mutual Holding Company                         50,000                    --
      Decrease in advance payments by borrowers
         for taxes and insurance                                           (11,253)              (65,776)
                                                                      ------------           -----------
            Net cash provided by financing activities                   25,606,494             6,753,179
                                                                      ------------           -----------
            Net increase (decrease) in cash and cash equivalents           385,429            (5,140,328)
Cash and cash equivalents, beginning of period                           1,037,199             5,550,292
                                                                      ------------           -----------
Cash and cash equivalents, end of period                              $  1,422,628               409,966
                                                                      ============           ===========
Supplemental disclosure of cash flow information:
      Interest paid                                                   $  7,113,321             6,860,348
      Income taxes paid, net                                               (75,958)             (111,920)

See accompanying notes to consolidated financial statements.


                    EQUALITY BANCORP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1997
                                 (Unaudited)


(1)   Basis of Presentation
      ---------------------
      The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information for footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included in the results of operations for the three and nine months ended December 31, 1997 and 1996.

      Operating results for the nine months ended December 31, 1997 are not necessarily indicative of the result that may be expected for the year ending March 31, 1998.

(2)   Principles of Consolidation
      ---------------------------
      The accompanying unaudited consolidated financial statements include the accounts of Equality Bancorp, Inc. and its wholly owned subsidiary, Equality Savings Bank as well as Equality Savings Bank's wholly owned subsidiaries, Equality Commodity Corporation
             (ECC) and Equality Mortgage Corporation (EMC). All significant intercompany accounts and transactions have been eliminated in consolidation.

(3)   Earnings Per Share
      ------------------
      Equality Bancorp, Inc. (the "Company") adopted the provisions of
             Statement of Accounting Standards No. 128, Earnings Per Share
                                                        ------------------
             (SFAS 128) on December 31, 1997. This statement replaced the previously reported earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effect of options and convertible securities. Diluted earnings per share does consider the effects of options and convertible securities. All prior period earnings have been restated to conform with the requirements of SFAS 128. Earnings per share information for the three and nine month periods ended December 31, 1996 has also been adjusted to reflect the second-step conversion of Equality Savings and Loan Association, F.A. and the exchange of each share of its common stock for 2.9724 shares of the Company's common stock.

      Basic earnings per share for the nine month periods ended December 31, 1997 and 1996 was computed based upon net income for the period April 1st to December 31st using weighted average common shares outstanding of 2,437,549 and 2,438,869, respectively. For the three month periods ended December 31, 1997 and 1996, basic earnings per share was computed based upon net income for the period October 1st to December 31st using weighted average common shares outstanding of 2,412,057 and 2,440,798, respectively.

                    EQUALITY BANCORP, INC. AND SUBSIDIARY


      Diluted earnings per share for the nine month periods ended
             December 31, 1997 and 1996 was computed based upon net income for the period April 1st to December 31st using weighted average common shares and dilutive potential common shares outstanding of 2,443,301 and 2,452,198, respectively. For the three month periods ended December 31, 1997 and 1996, diluted earnings per share was computed based upon net income for the period October 1st to December 31st using weighted average common shares and dilutive potential common shares outstanding of 2,417,906 and 2,456,543, respectively.

                    EQUALITY BANCORP, INC. AND SUBSIDIARY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion reviews the financial condition and results of operations of Equality Bancorp, Inc., and its subsidiary, Equality Savings Bank, with subsidiaries, as of December 31, 1997 and for the three and nine months then ended.


Equality does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


GENERAL

On December 1, 1997, the Company issued 2,485,902 shares of common stock as a result of the conversion (the "Conversion") of First Missouri Financial, M.H.C. ("FMF") and its subsidiary, Equality Savings and
      Loan Association, F.A. (the "Association") from mutual holding company to stock form and reorganization into a holding company format with the Association changing its name to Equality Savings
      Bank (the "Bank"). The Company issued 1,322,500 shares in addition to exchanging 1,163,402 shares for existing outstanding stock of the Association. Net proceeds of $11.3 million were credited to stockholders' equity. The Company's ESOP, effective upon completion of the conversion, purchased 119,806 shares for $1.2 million, financed by a loan from the Company. In addition, the Company refinanced the remaining initial mutual holding company ESOP debt totaling $114,560 from a third party bank.


CHANGES IN FINANCIAL CONDITION

The total assets of the Company increased by approximately $28.5 million, or 14.2%, to $229.3 million at December 31, 1997 from $200.8 million at March 31, 1997. This increase in asset size primarily relates to increased investment securities and origination of one to four family mortgage loans and commercial business loans which were funded through cash reserves, Federal Home Loan Bank of Des Moines ("FHLB") advances and the proceeds from sales of mortgage-backed securities. Cash reserves were generated mainly from the proceeds of the Company's common stock offering, totaling $11.3 million.

Cash, primarily interest bearing deposits, increased $386,000, or 37.2%, to $1.4 million at December 31, 1997 from $1.0 million at March 31, 1997. This increase is primarily the result of the net proceeds of the Company's common stock offering of $11.3 million, increased FHLB advances and reduced mortgage-backed securities offset by increased investment securities and increased mortgage loan originations.

                    EQUALITY BANCORP, INC. AND SUBSIDIARY


Interest bearing deposits decreased $2.1 million, or 54.9%, to $1.7 million at December 31, 1997 from $3.8 million at March 31, 1997. The decrease is due to maturities of certificates of deposit at other financial institutions. The Company is consciously reducing its investment in this area as certificates of deposit mature.

Investment securities available for sale increased approximately $20.0 million, or 28.5%, to $90.1 million at December 31, 1997 from $70.1 million at March 31, 1997. The increase is due primarily to $97.9 million of purchases of securities offset by $48.1 million of sales, $30.8 million of maturities and an increase in the fair market value of such securities totaling $1.0 million.

Investment securities held to maturity decreased $1.2 million, or 25.8%, to $3.6 million at December 31, 1997 from $4.8 million at March 31, 1997. The decrease is the result of the maturity of such securities.

Mortgage-backed securities available for sale decreased approximately $7.6 million, or 50.6%, to $7.4 million at December 31, 1997 from $15.0 million at March 31, 1997. This decrease is the result of normal principal repayments of $1.8 million and sales proceeds of $5.9 million.

Loans held for investment increased approximately $6.1 million, or 6.7%, to $97.6 million at December 31, 1997 from $91.5 million at March 31, 1997. This increase reflects continued portfolio lending primarily in one to four family mortgages and commercial business loans.

Loans held for sale increased approximately $8.8 million, or 200.8%, to $13.2 million at December 31, 1997 from $4.4 million at March 31, 1997.
      This increase is the result of increased one to four family mortgage loans originations by EMC. For the nine months ended
      December 31, 1997 mortgage loans originations increased $12.7 million, or 23.0%, to $67.9 million from $55.3 million for the nine months ended December 31, 1996.

                    EQUALITY BANCORP, INC. AND SUBSIDIARY


The following table sets forth composition of the Bank's loan portfolio in dollars and in percentages of total loans at the dates indicated:



                                                  DECEMBER 31, 1997          MARCH 31, 1997
                                                  -----------------          --------------
                                                 AMOUNT     PERCENT       AMOUNT       PERCENT
                                                 ------     -------       ------       -------
      Loans secured by real estate:
        Residential:
          One to four family:
            Conventional                        $ 71,235      64.0%       $69,810       72.5%
            FHA/VA                                12,694      11.4%        14,233       14.8%
            Loans held for sale                   13,226      11.9%         4,398        4.6%
          Multifamily                              1,394       1.3%         1,637        1.7%
        Commercial                                 2,557       2.3%         2,662        2.8%
                                                --------     -----        -------      -----
      Total Real Estate Loans                    101,106      90.9%        92,740       96.4%

      Commercial Business Loans                    7,431       6.7%         1,280        1.3%
                                                --------     -----        -------      -----

      Consumer Loans:
            Loans secured by savings deposits        357        .3%           366         .4%
            Property improvement loans             1,751       1.5%         1,596        1.7%
            Automobile loans                         401        .4%           122         .1%
            Other consumer loans                     189        .2%           162         .1%
                                                --------     -----        -------      -----

      Total Consumer Loans                         2,698       2.4%         2,246        2.3%
                                                --------     -----        -------      -----

      Total Loans                                111,235     100.0%        96,266      100.0%
                                                ========     =====        =======      =====

      LESS:
            Deferred loan fees:                       40                       46
            Unearned discounts                        44                        4
            Allowance for loan losses                283                      283
            Valuation reserve on loans held
              for sale                                 5                        5
                                                --------                  -------

      Total loans receivable, net               $110,863                  $95,928
                                                ========                  =======


                    EQUALITY BANCORP, INC. AND SUBSIDIARY


Office properties and equipment increased $2.3 million, or 78.9%, to $5.2 million at December 31, 1997 from $2.9 million at March 31, 1997. The increase resulted from the purchase of four properties designed to augment the Bank's branch network. One property is designed to replace a currently leased, limited-use facility in the first quarter of 1998, two others to expand the Bank's branch facilities during fiscal year 1999, and the third to expand the branch network during fiscal year 2000 due to use restriction. This facility will be leased or used for Bank training purposes until expiration of the restriction.

Savings deposits decreased $6.3 million, or 5.2%, to $116.6 million at December 31, 1997 from $123.0 million at March 31, 1997. The decrease is due primarily to withdrawals totaling $3.4 million used to purchase the Company's common stock. The remainder of the decrease represents deposit outflows. Interest credited during the nine months ended December 31, 1997 was approximately $3.4 million.

Borrowed money increased $20.8 million, or 32.3%, to $85.0 million at December 31, 1997 from $64.2 million at March 31, 1997. FHLB advances increased $18.0 million, or 28.6%, to $81.0 million at December 31, 1997 from $63.0 million at March 31, 1997. Proceeds from these advances were used to fund loan originations and increased investment in securities. Other borrowed money increased $2.8 million, or 220.3%, to $4.0 million at December 31, 1997 from $1.2 million at March 31, 1997. These short term borrowings relate to a warehouse line of credit established with an independent bank and maintained by EMC, the proceeds of which were invested solely in residential mortgage loans.

Total stockholders' equity increased $13.0 million, or 102.9%, to $25.6 million at December 31, 1997 from $12.6 million at March 31, 1997. The increase was primarily attributable to the Company's sale of common stock which totaled $11.3 million in net proceeds accompanied by net income of $889,000 for the nine months ended December 31, 1997 and improvement in the fair market value of investment and mortgage-backed securities available for sale of $787,000 at December 31, 1997 when compared to March 31, 1997.

                                       EQUALITY BANCORP, INC. AND SUBSIDIARY


                                   UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET,
                                       INTEREST AND DIVIDENDS EARNED OR PAID,
                                       AND RELATED INTEREST YIELDS AND RATES


                                                              THREE MONTHS ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------
                                                       1997                                       1996
-----------------------------------------------------------------------------------------------------------------------
                                                     INTEREST                                   INTEREST
                                      AVERAGE          AND         YIELD/       AVERAGE            AND          YIELD/
                                    BALANCE<F1>     DIVIDENDS     COST<F2>     BALANCE<F1>      DIVIDENDS      COST<F2>
-----------------------------------------------------------------------------------------------------------------------
                                                      (DOLLARS IN THOUSANDS)

Interest-earning assets:
     Loans Receivable<F3>            $108,568        $2,122        7.82%        $ 96,979         $1,834         7.56%
     Investment in FHLB                 3,700            63        6.81%           3,350             59         7.04%
     Mortgage-backed securities         8,080           150        7.44%          20,425            330         6.46%
     Investment securities             91,648         1,398        6.10%          66,897          1,044         6.24%
     Interest-bearing deposits          8,897           130        5.82%           8,577            121         5.63%
                                     --------        ------                     --------         ------
     Total interest-earning
        assets                        220,893         3,863        7.00%         196,228          3,388         6.91%
                                                     ------                                      ------
     Other assets                      10,279                                      6,312
                                     --------                                   --------
Total assets                          231,172                                    202,540
                                     ========                                   ========

Interest bearing liabilities:
     Regular savings                   36,689                                     21,495
     NOW accounts                      13,590                                     11,438
     Money market accounts              5,565                                      5,363
     Certificates of deposit           79,595                                     83,470
                                     --------                                   --------
Total savings deposits                135,439         1,482        4.38%         121,766          1,421         4.67%
     FHLB advances                     74,000           968        5.23%          63,000            862         5.47%
     Other interest-bearing
        liabilities                     3,399            18        2.09%           3,499             21         2.29%
                                     --------        ------                     --------         ------
Total interest bearing
        liabilities                   212,838         2,468        4.64%         188,265          2,304         4.89%
                                                     ------                                      ------
     Other liabilities                    452                                      1,618
                                     --------                                   --------
Total liabilities                     213,290                                    189,883
Stockholders' equity                   17,882                                     12,657
                                     --------                                   --------
Total liabilities and
     stockholders' equity            $231,172                                   $202,540
                                     ========                                   ========

Net interest income                                  $1,395                                      $1,084
                                                     ======                                      ======
Interest rate spread                                               2.36%                                        2.02%
                                                                   ====                                         ====
Net interest margin<F4>                                            2.53%                                        2.21%
                                                                   ====                                         ====
Ratio of average interest-
     earning assets to
     average interest-bearing
     liabilities                                                   1.04X                                        1.04X
                                                                   ====                                         ====


<F1>  Average balances are computed on a monthly basis (month-end balances).
<F2>  Annualized.
<F3>  Does not include interest on loans 90 days or more past due.
<F4>  Net interest income divided by average interest-earning assets.


                     EQUALITY BANCORP, INC. AND SUBSIDIARY


NET INCOME
Net income increased $64,000, or 21.4%, to $364,000 for the three months ended December 31, 1997 from $300,000 for the three months ended December 31, 1996. The increase was primarily the result of increased net interest income of $310,000, or 28.6% offset by increased non-interest expense of $185,000, or 13.7%, and increased income taxes of $45,000, or 23.6%, for the three months ended December 31, 1997.

INTEREST INCOME
Interest income increased $475,000, or 14.0%, to $3.9 million for the three months ended December 31, 1997 from $3.4 million for the three months ended December 31, 1996. The increase is primarily due to increased average loans receivable of $11.6 million to $108.6 million for the three months ended December 31, 1997 from $97.0 million for the three months December 31, 1996 and increased average investment securities of $24.8 million to $91.6 million for the three months ended December 31, 1997 from $66.9 million for the three months ended December 31, 1996 offset by decreased average mortgage-backed securities of $12.3 million to $8.1 million for the three months ended December 31, 1997 from $20.4 million for the three months ended December 31, 1996. The weighted average yield on total interest-earning assets increased to 7.00% for the three months ended December 31, 1997 from 6.91% for the three months ended December 31, 1996.

INTEREST EXPENSE
Interest expense increased $164,000, or 7.1%, to $2.5 million for the three months ended December 31, 1997 from $2.3 million for the three months ended December 31, 1996. The increase is primarily due to increased average savings deposits of $13.7 million to $135.4 million for the three months ended December 31, 1997 from $121.8 million for the three months ended December 31, 1996 and increased average FHLB advances of $11.0 million to $74.0 million for the three months ended December 31, 1997 from $63.0 million for the three months ended December 31, 1996 offset by decreased weighted average cost of funds to 4.64% for the three months ended December 31, 1997 from 4.89% for the three months ended December 31, 1996. Increased average savings deposits and as a result, decreased cost of funds are the result of the Company's receipt of subscription funds related to its common stock offering. These funds were temporarily placed into passbook savings accounts.

PROVISION FOR LOSSES ON LOANS
The Company had no provision for losses on loans for the three month periods ended December 31, 1997 or December 31, 1996.

NONINTEREST INCOME
Noninterest income decreased by $16,000, or 2.2%, to $735,000 for the three months ended December 31, 1997 from $752,000 for the three months ended December 31, 1996. This decrease was due primarily to reduced gain on sale of investment and mortgage backed securities of $101,000, or 101.0%, to a loss of $1,000 for the three months ended December 31, 1997 from $100,000 for the three months ended December 31, 1996 offset by gain on sale of mortgage loans of $63,000, or 20.8%, to $365,000 for the three months ended December 31, 1997 from $302,000 for the three months ended December 31, 1996 and increased loan servicing fees and late charges of $10,000, or 4.3%, to $233,000 for the three months ended December 31, 1997 from $224,000 for the three months ended December 31, 1996. For the three months ended December 31, 1997, the Company, through EMC, sold $24.9 million of mortgage loans as compared to sales of $15.4 million for the three months ended December 31, 1996. The increased volume of sales resulted in increased gain on sale for the comparable periods. As a result of increased volume and

                     EQUALITY BANCORP, INC. AND SUBSIDIARY


      the Bank's efforts at retaining servicing on loans sold the average loan servicing portfolio increased $14.7 million, or 4.6%, to $333.0 million for the three months ended December 31, 1997 from $318.4 million for the three months ended December 31, 1996.

NONINTEREST EXPENSE
Noninterest expense increased $185,000, or 13.7%, to $1.5 million for the three months ended December 31, 1997 from $1.3 million for the three months ended December 31, 1996. The increase was due primarily to increased salary and employee benefits expense of $93,000, or 12.6%, to $831,000 for the three months ended December 31, 1997 from $738,000 for the three months ended December 31, 1996, increased office occupancy expense of $36,000, or 30.4%, to $153,000 for the three months ended December 31, 1997 from $117,000 for the three months ended December 31, 1996 and increased other expenses of $74,000, or 20.7%, to $431,000 for the three months ended December 31, 1997 from $358,000 for the three months ended December 31, 1996 offset by reduced FDIC insurance premiums of $41,000, or 67.9%, to $19,000 for the three months ended December 31, 1997 from $60,000 for the three months ended December 31, 1996. Salary and employee benefits increased primarily due to increased commissions paid to loan officers of $32,000 on increased mortgage loan originations and an increase of five commercial lending personnel during 1997 as well as general wage increases in effect for 1997. There was no commercial lending function at December 31, 1996. Office occupancy expense increased as a result of an increase in the number of office properties and roofing repairs made to office properties during the three months ended December 31, 1997. General operating expenses increased due to increased amortization of originated mortgage servicing rights (OMSR) of $22,000 to $84,000 for the three months ended December 31, 1997 from $62,000 for the three months ended December 31, 1996 and as a result of the replenishment of various supplies in addition to the replacement of supplies due to the conversion and renaming of the Bank.

INCOME TAXES
Income tax expense increased $45,000, or 23.6%, to $237,000 for the three months ended December 31, 1997 from $192,000 for the three months ended December 31, 1996. This increase was primarily due to an increase in income before income tax of $109,000, or 22.2%. The effective tax rate was approximately 39.0% for the three month periods ended December 31, 1997 and 1996.

                                      EQUALITY BANCORP, INC. AND SUBSIDIARY

                         COMPARISON OF THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                  UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET,
                                     INTEREST AND DIVIDENDS EARNED OR PAID,
                                     AND RELATED INTEREST YIELDS AND RATES

                                                                 NINE MONTHS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------
                                                         1997                                       1996
------------------------------------------------------------------------------------------------------------------------
                                                       INTEREST                                   INTEREST
                                         AVERAGE          AND         YIELD/       AVERAGE          AND          YIELD/
                                       BALANCE<F1>     DIVIDENDS     COST<F2>     BALANCE<F1>    DIVIDENDS      COST<F2>
------------------------------------------------------------------------------------------------------------------------
                                                    (DOLLARS IN THOUSANDS)


Interest-earning assets:
      Loans Receivable<F3>              $106,287       $ 6,074        7.62%       $ 99,079       $ 5,521         7.43%
      Investment in FHLB                   3,514           183        6.94%          3,283           174         7.07%
      Mortgage-backed securities          10,035           540        7.17%         21,796         1,198         7.33%
      Investment securities               77,172         3,685        6.37%         61,119         2,818         6.15%
      Interest-bearing deposits           10,855           317        3.90%          8,186           434         7.09%
                                        --------       -------                    --------       -------
      Total interest-earning
         assets                          207,863        10,799        6.93%        193,463        10,145         6.99%
                                                       -------                                   -------
      Other assets                         8,893                                     8,407
                                        --------                                  --------
Total assets                             216,756                                   201,870
                                        ========                                  ========

Interest bearing liabilities:
      Regular savings                     29,716                                    22,037
      NOW accounts                        13,288                                    11,240
      Money market accounts                5,516                                     5,432
      Certificates of deposit             81,088                                    84,530
                                        --------                                  --------
Total savings deposits                   129,608         4,314        4.44%        123,239         4,299         4.65%
      FHLB advances                       68,056         2,751        5.39%         61,556         2,542         5.51%
      Other interest-bearing
         liabilities                       2,650            45        2.26%          2,589            44         2.27%
                                        --------       -------                    --------       -------
Total interest bearing
         liabilities                     200,314         7,110        4.73%        187,384         6,885         4.90%
                                                       -------                                   -------
      Other liabilities                    1,643                                     1,850
                                        --------                                  --------
Total liabilities                        201,957                                   189,234
Stockholders' equity                      14,799                                    12,636
                                        --------                                  --------
Total liabilities and
      stockholders' equity              $216,756                                  $201,870
                                        ========                                  ========

Net interest income                                    $ 3,689                                   $ 3,260
                                                       =======                                   =======
Interest rate spread                                                  2.20%                                      2.09%
                                                                      ====                                       ====
Net interest margin<F4>                                               2.37%                                      2.25%
                                                                      ====                                       ====
Ratio of average interest-
      earning assets to
      average interest-bearing
      liabilities                                                     1.04x                                      1.03x
                                                                      ====                                       ====

<F1>  Average balances are computed on a monthly basis (month-end balances).
<F2>  Annualized.
<F3>  Does not include interest on loans 90 days or more past due.
<F4>  Net interest income divided by average interest-earning assets.


                     EQUALITY BANCORP, INC. AND SUBSIDIARY


NET INCOME
Net income increased $649,000, or 270.4%, to $889,000 for the nine months ended December 31, 1997 from $240,000 for the nine months ended
      December 31, 1996. The increase was primarily the result of increased net interest income of $430,000, or 13.2%, increased noninterest income of $111,000, or 5.6%, and reduced noninterest expense of $550,000, or 11.3%, offset by increased income taxes of $419,000, or 273.4%. The noninterest expense and income tax expense fluctuations are the result of legislation passed by Congress in September, 1996 to recapitalize the Savings Association Insurance Fund (SAIF) in which Equality was assessed a one-time FDIC insurance premium of $789,000 on September 30, 1996. There was no comparable item at December 31, 1997.

INTEREST INCOME
Interest income increased $655,000 to $10.8 million for the nine months ended
      December 31, 1997 from $10.1 million for the nine months ended December 31, 1996. Interest on loans receivable increased by $553,000, or 10.0%, to $6.1 million for the nine months ended December 31, 1997 from $5.5 million for the nine months ended December 31, 1996. This increase was primarily due to an increase in the average balance of loans outstanding of $7.2 million from $99.1 million for the nine months ended December 31, 1996 to $106.3 million for the nine months ended December 31, 1997, accompanied by an increase in the yield on loans from 7.43% for the nine months ended December 31, 1996 to 7.62% for the nine months ended December 31, 1997. The higher average balance of loans outstanding for the nine months ended December 31, 1997 reflects an increase in mortgage loan portfolio and secured commercial lending. Interest on investment securities increased $867,000, or 30.8%, from $2.8 million for the nine months ended December 31, 1996 to $3.7 million for the nine months ended December 31, 1997, due to an increase in the average balance of investment securities of $16.1 million from $61.1 million for the nine months ended December 31, 1996 to $77.2 million for the nine months ended December 31, 1997. During the same period the yield on investment securities increased from 6.15% for the nine months ended December 31, 1996 to 6.37% for the nine months ended December 31, 1997. Interest income on mortgage-backed securities decreased $658,000, or 54.9%, from $1.2 million for the nine months ended December 31, 1996 to $540,000 for the nine months ended December 31, 1997 due to a decrease in the average balances of $11.8 million from $21.8 million for the nine months ended December 31, 1996 to $10.0 million for the nine months ended December 31, 1997, accompanied by a decrease in the yield on mortgage-backed securities from 7.33% for the nine months ended December 31, 1996 to 7.17% for the nine months ended December 31, 1997.

INTEREST EXPENSE
Interest expense increased $225,000, or 3.3%, to $7.1 million for the nine months ended December 31, 1997 from $6.9 million for the nine months ended December 31, 1996. The increase resulted primarily from increased average savings deposit balances and average increased FHLB advances. Average deposit balances increased $6.4 million from $123.2 million for the nine months December 31, 1996 to $129.6 million for the nine months ended December 31, 1997 accompanied by a decrease in the weighted average cost of deposits from 4.65% for the nine months ended December 31, 1996 to 4.44% for the nine months ended December 31, 1997, due to the effects of increased average passbook balances.

                    EQUALITY BANCORP, INC. AND SUBSIDIARY


Average advances from the FHLB increased $6.5 million from $61.6 million for the nine months ended December 31, 1996 to $68.1 million for the nine months ended December 31, 1997. The increase was primarily the result of borrowings used to fund increased investments in securities and mortgage loan originations. The weighted average cost of advances decreased from 5.51% for the nine months ended December 31, 1996 to 5.39% for the nine months ended December 31, 1997 due to effective borrowing programs offered by the FHLB.

PROVISION FOR LOSSES ON LOANS
Provision for losses on loans increased $24,000 to $24,000 for the nine months ended December 31, 1997 compared to no provision for the nine months ended December 31, 1996. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net chargeoffs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The Bank's allowance for loan losses totaled $283,000 at December 31, 1997 and March 31, 1997, respectively. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Bank maintains its allowance for losses at a level which it considered to be adequate, there can be no assurances that further additions will not be made to the allowance or that such losses will not exceed the estimated amounts.

NONINTEREST INCOME
Noninterest income increased $111,000, or 5.6%, to $2.1 million for the nine months ended December 31, 1997 from $2.0 million for the nine months ended December 31, 1996. The increase is due primarily to gain on sale of mortgage loans which increased from $737,000 for the nine months ended December 31, 1996 to $985,000 for the nine months ended December 31, 1997, and increased loan servicing fees and late charges which increased from $669,000 for the nine months ended December 31, 1996 to $706,000 for the nine months ended December 31, 1997 offset by the results of the sale of a 26 unit residential property by ECC in June, 1996 at a gain of $106,000 with no comparable gain for the nine months ended December 31, 1997 and the resulting reduction in rental income of $20,000 for the same period and equity in earnings (loss) of joint ventures decreased $46,000 as a result of decreased rental income of $42,000 from $181,000 for the nine months ended December 31, 1996 to $138,000 for the nine months ended December 31, 1997. The increase of $248,000, or 33.6%, on gain on sale of mortgage loans was due to a continued improvement in market rates during the nine months ended December 31, 1997. For the nine months ended December 31, 1997, the Bank, through EMC, sold $62.8 million of mortgage loans as compared to $63.0 million in the comparable period in 1996. However, the decreased sales volume of $194,000 resulted in increased gain on sale of mortgage loans due to the condition of the secondary mortgage market. Loan servicing fees and late charges increased $37,000, or 5.5%, due primarily to an increase in the average servicing portfolio of EMC. Average loan servicing by EMC increased $17.2 million, or 5.5%, from $310.7 million for the nine months ended December 31, 1996 to $328.0 million for the nine months ended December 31, 1997.

                    EQUALITY BANCORP, INC. AND SUBSIDIARY


NONINTEREST EXPENSE
Noninterest expense decreased $550,000, or 11.3%, to $4.3 million for the nine months ended December 31, 1997 from $4.9 million for the nine months ended December 31, 1996 due primarily to legislation passed by Congress to capitalize the SAIF in which Equality was assessed a one-time FDIC premium of $789,000. In addition, ongoing federal deposit insurance premiums decreased $154,000, or 72.6%, from $212,000 for the nine months ended December 31, 1996 to $58,000 for the nine months ended December 31, 1997 as a result of reduced premiums from approximately 23 basis points to six basis points in connection with the SAIF recapitalization, offset by increased salaries and employee benefits of $185,000, or 8.2%, from $2.3 million for the nine months ended December 31, 1996 to $2.4 million for the nine months ended December 31, 1997 and general increases in data processing, occupancy and other expenses. Increased salary and employee benefits are the direct result of increased commissions paid to mortgage loan origination personnel, general wage increases and an increase in commercial loan production personnel. The Bank began a commercial lending function in early 1997 and increased the number of personnel to five at December 31, 1997. Occupancy expense increased $40,000 as a result of expenses related to an increased in the number of office properties and roofing repairs made to office properties. Other expenses increased $118,000 due primarily to an increase in the amortization of originated mortgage servicing rights (OMSR) which increased $73,000 from $128,000 for the nine months ended December 31, 1996 to $201,000 for the nine months ended December 31, 1997 caused by refinancing or repayment of mortgage loans which had OMSR and due to increases in supplies and items replaced due to the conversion and renaming of the Bank.

INCOME TAXES
Income tax expense increased $419,000, or 273.4%, to $572,000 for the nine months ended December 31, 1997 from $153,000 for the nine months ended December 31, 1996. The increase was the result of the increase in income before income tax expense of $1.1 million due to the previously mentioned Congress approved SAIF recapitalization assessment as well as previously mentioned improvements in net interest income and noninterest income offset by increased noninterest expenses. The effective tax rate was approximately 39.0% for the nine month periods ended December 31, 1997 and 1996.

                    EQUALITY BANCORP, INC. AND SUBSIDIARY


NONPERFORMING ASSETS

At December 31, 1997, nonperforming assets were approximately $893,000, which represents an increase of $184,000, or 26.0%, as compared to March 31, 1997. A summary of nonperforming assets by category is summarized as follows:


                                                     Dec. 31,       March 31,
                                                      1997            1997
                                                     --------       ---------
                                                         (in thousands)
Nonaccruing loans:
            One to four family<F1>                    $872             643
            Consumer and other                           8              --
                                                      ----             ---
                  Total nonaccruing loans              880             643
Foreclosed assets - one to four family                  13              66
                                                      ----             ---
                  Total nonperforming assets          $893             709
                                                      ====             ===
Nonaccruing loans as a percent of net loans            .79%            .67%
                                                      ====             ===
Nonaccruing loans as a percent of
      total assets                                     .38%            .32%
                                                      ====             ===
Nonperforming assets as a percent of
      total assets                                     .39%            .35%
                                                      ====             ===


<F1>  Includes $872,000 and $571,000 of FHA/VA loans, the principal and interest payments of which are either issued by FHA or guaranteed by the VA at December 31, 1997 and March 31, 1997, respectively.



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

                   EQUALITY BANCORP, INC. AND SUBSIDIARY

LIQUIDITY AND CAPITAL RESOURCES

The Office of Thrift Supervision (OTS) requires minimum levels of liquid assets. OTS regulations presently require the Bank maintain an average daily balance of liquid assets equal to at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank's regulatory liquidity at December 31, 1997 was 31.0%.

The Bank's primary sources of funds consist of deposits bearing market rates of interest and loan repayments. Other potential sources of funds available to the Bank include borrowings from FHLB. At December 31, 1997, the Bank had such outstanding FHLB borrowings of $81.0 million.
      The Bank uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet and exceed the Bank's liquidity needs, including meeting its commitments to buy or fund loans. At December 31, 1997, the Bank had approximately $2.7 million in outstanding commitments to originate loans, approximately $521,000 of which were adjustable rate loans. The interest rate on fixed rate commitments ranged from 7.125% to 8.48% at December 31, 1997. The majority of the loans will be sold into the secondary market upon origination.


REGULATORY CAPITAL

Federally insured savings associations such as the Bank are required to maintain a minimum level of regulatory capital. The capital regulations require institutions to have tangible capital equal to 1.5% of total adjusted assets (as defined by regulation), a minimum core capital ratio of 3% of adjusted total assets, and a risk-based capital ratio of 8% of risk-based assets (as defined by regulation). The risk-based capital requirement is calculated based on the credit risk presented by both on-balance-sheet assets and off-balance-sheet commitments and obligations. Assets are assigned a credit-risk weighting based upon their relative risk ranging from 0% for assets backed by the full faith and credit of the United States or that pose no credit risk to the institution to 100% for assets such as delinquent or repossessed assets.

                    EQUALITY BANCORP, INC. AND SUBSIDIARY


A reconciliation of stockholders' equity, as reported in the consolidated financial statements of the Bank, to the three capital standards, as required under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), is as follows:

                                                           Regulatory Capital
                                            ------------------------------------------------
                                             Tangible            Core             Risk-based
                                             capital            capital             capital
                                            ------------------------------------------------
                                                         (dollars in thousands)
      Stockholders' equity -
            financial statements             $23,058           $23,058              $23,058
      Unrealized gain on investment and
            mortgage-backed securities
            available for sale                  (278)             (278)                (278)
                                             -------           -------              -------
      Adjusted stockholders' equity           22,780            22,780               22,780
      Investments in and advances to
            nonincludable subsidiaries          (833)             (833)                (833)
      Additional capital item - general
            loan loss reserves                    --                --                  283
                                             -------           -------              -------
      Regulatory capital, as computed         21,947            21,947               22,230
      Minimum capital requirement<F*>          3,429             6,858                6,867
                                             -------           -------              -------
      Regulatory capital in excess of
        minimum capital requirement           18,518            15,089               15,363
                                             =======           =======              =======
      Regulatory capital ratio                  9.60%             9.60%               25.90%
                                             =======           =======              =======


<F*> As reflected in the quarterly report to the OTS.



Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future.
      Events beyond the control of the Bank could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

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

Unlike most industrial companies, virtually all of the assets and liabilities of the Company's are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. In the present interest rate environment, the liquidity, maturity structure, and quality of the Company's assets and liabilities are important factors in the maintenance of acceptable performance levels.

                EQUALITY BANCORP, INC. AND SUBSIDIARY


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR STOCK-BASED COMPENSATION
In October, 1995, the Financial Accounting Standards Board (FASB) issued
      Statement of Financial Accounting Standards No. 123, Accounting for
                                                           --------------
      Stock-Based Compensation (SFAS 123).  SFAS 123 establishes financial
      ------------------------
      accounting and reporting standards for stock-based employee compensation plans and also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. SFAS 123 defines a fair valued-based method of accounting for an employee stock option or similar equity instruments and encourages all entities to adopt that method of accounting. SFAS 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to
                                       ------------------------------
      Employees (APB 25).  SFAS 123 was effective for transactions entered
      ---------
      into in fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB 25 must include the effect of all awards granted in fiscal years beginning after December 15, 1995. The Bank continues to measure compensation cost using APB 25. No stock options were granted during the year ended March 31, 1997 or during the nine months ended December 31, 1997. SFAS 123 is not expected to have a material impact on the Bank's consolidated financial statements.

DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE
In February, 1997, the FASB issued Statement of Financial Accounting
      Standards No. 129, Disclosure of Information about Capital Structure
                         -------------------------------------------------
      (SFAS 129). SFAS 129 applies to all entities and establishes standards for disclosing information about an entity's capital structure. SFAS 129 is effective for financial statements for periods ending after December 15, 1997. The adoption of SFAS 129 is not expected to have a material impact on Equality's consolidated financial statements.

REPORTING COMPREHENSIVE INCOME
In June, 1997, the FASB issued Statement of Financial Accounting Standards
      No. 130, Reporting Comprehensive Income (SFAS 130).  SFAS 130
               ------------------------------
      establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. SFAS 130 is applicable to all entities that provide a full set of financial statements consisting of a statement of financial position, results of operations and cash flows. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of SFAS 130. Publicly traded enterprises that issue condensed financial statements for interim periods are required to report a total for comprehensive income in those financial statements. SFAS 130 is not expected to have a material impact on the Company's consolidated financial statements.

                    EQUALITY BANCORP, INC. AND SUBSIDIARY


DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION
Also in June, 1997, the FASB issued Statement of Financial Accounting
      Standards No. 131, Disclosures about Segments of an Enterprise and
                         -----------------------------------------------
      Related Information (SFAS 131).  SFAS 131 establishes standards for
      -------------------
      the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated, unless it is impracticable to do so. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. The adoption of SFAS 131 is not expected to have a material impact on the Company's consolidated financial statements.

                     EQUALITY BANCORP, INC. AND SUBSIDIARY


                         PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
            -----------------

            None.

Item 2.     Changes in Securities
            ---------------------

            The effective date of this registration statement is October 27, 1997 and the Commission file number assigned is 333-38287.

            The offering commenced on August 12, 1997 and was closed on September 16, 1997. A resolicitation period was required by Office of Thrift Supervision order which commenced on October 27, 1997 and was closed on November 19, 1997.

            The Company issued 2,485,902, $.01 par value per share common stock; 1,322,500 $.01 par value shares of common stock were sold at a price of $10.00 per share to aggregate $13,225,000 and 1,163,402 shares were exchanged for existing outstanding $1 par value commons stock of the Association. All registered shares were sold or exchanged.

            Through December 31, 1997 the expenses incurred in connection with the issuance and distribution of the registered securities totaled $884,085 which includes an estimated $240,000 which remained outstanding. All amounts were direct payments to third party (other) firms.

            The net offering proceeds totaled $11,281,520.

            Net offering proceeds to the issuer have been used as follows:

                  Working capital<F1>                 $ 1,281,520
                  Investment in subsidiary bank<F2>    10,000,000


                  <F1>  Held in an interest bearing money market account
                        at the Bank.

                  <F2>  The Bank, in turn, used the proceeds to purchase
                        short-term U.S. Government and Agency investment securities. Such securities were placed in the Bank's available for sale portfolio.


            The Company maintains its working capital account with the Bank. All other uses were purchased through and paid to third party (other) firms.

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

            None.

Item 5.     Other information
            -----------------

            None.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            Exhibits:  None.
            Reports on Form 8-K:  None.

                EQUALITY BANCORP, INC. AND SUBSIDIARY


                            SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      EQUALITY BANCORP, INC.
                            Registrant




Date:    February 13, 1998                      /s/ RICHARD C. FELLHAUER
      ---------------------------------         -----------------------------
                                                Richard C. Fellhauer, President,
                                                Chief Executive Officer and
                                                Chairman of the Board




Date:    February 13, 1998                      /s/ MICHAEL A. DEELO
      ---------------------------------         -----------------------------
                                                Michael A. Deelo,
                                                Chief Financial Officer