Form 10-K405
period 1998-03-31
EQUALITY BANCORP INC
filed 1998-06-29
CIK 1040476

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended March 31, 1998

                                    or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     ----------------    ----------------

                    Commission file number 333-30469

                   EQUALITY BANCORP, INC.
                   (Name of registrant as specified in its charter)

              DELAWARE                                   43-1785126
   (State or other jurisdiction of        (I.R.S.  Employer Identification No.)
   incorporation or organization)

  9920 WATSON ROAD, ST. LOUIS, MISSOURI                    63126
 (Address of principal executive offices)                (Zip Code)

Registrant telephone number:           (314) 965-7090

Securities Registered Under Section 12(b) of the Exchange Act:      NONE

Securities Registered Under Section 12(g) of the Exchange Act:

                 COMMON STOCK, PAR VALUE $0.01 PER SHARE
                            (Title of class)

      Check whether the registrant(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.        YES   X    NO      .
                             -----     -----

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   [x]

      The aggregate market value of the common stock held by nonaffiliates computed by reference to the price at which the stock was sold as of June 24, 1998 was $29,641,996.

      As of May 31, 1998, there were issued and outstanding 2,505,855 shares of the registrant's common stock.

                                               EQUALITY BANCORP, INC.

                                           1998 FORM 10-K ANNUAL REPORT

                                                TABLE OF CONTENTS

                                                     PART I                                              Page
      Item 1.   Business                                                                                  1
      Item 2.   Properties                                                                                32
      Item 3.   Legal Proceedings                                                                         33
      Item 4.   Submission of Matters to a Vote of Security Holders                                       33

                                                      PART II

      Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters                     33
      Item 6.   Selected Financial Data                                                                   34
      Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations     36
      Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                                44
      Item 8.   Financial Statements and Supplementary Data                                               45
      Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      78

                                                     PART III

      Item 10.  Directors and Executive Officers of the Registrant                                        78
      Item 11.  Executive Compensation                                                                    79
      Item 12.  Security Ownership of Certain Beneficial Owners and Management                            81
      Item 13.  Certain Relationships and Related Transactions                                            82

                                                      PART IV

      Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                          82

      SIGNATURES                                                                                          85


                                  PART I

ITEM 1.  BUSINESS
-----------------

General

      Equality Bancorp, Inc. ("Equality") is a Delaware corporation which was formed on May 14, 1997. Equality is the holding company for Equality Savings Bank ("ESB"). Equality holds, as its only material asset, all of the capital stock of ESB, its sole subsidiary. Equality is engaged in the business of managing its investments and directing, planning, and coordinating the business activities of ESB. At March 31, 1998, Equality had total assets of $255.6 million, deposit accounts of $119.3 million, and total stockholders' equity of $25.8 million.

      ESB is a federally chartered stock-based savings association regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). ESB was originally chartered in 1884. ESB conducts its business through three full-service branch offices and five limited-service loan-production offices. ESB's main office is located at 4131 South Grand Boulevard, St. Louis, Missouri 63118-3464, and its telephone number is (314) 352-3333.

      On October 22, 1993, Equality Savings and Loan Association (the "Association" and the predecessor of ESB) (i) reorganized into a mutual holding company and changed its name to First Missouri Financial, M.H.C. (the "Mutual Holding Company") and (ii) transferred substantially all of its assets and all of its liabilities to the Association, which sold a minority interest in its common stock to depositors of the Association and various stock compensation plans (the "Mutual Holding Company Reorganization"). A total of 380,000 shares of newly issued common stock were sold at $10.00 per share. An additional 11,400 authorized but unissued shares were later sold to the Association's 1993 Management Recognition Plan ("MRP") at $10.00 per share. The Association gained net proceeds of approximately $3.2 million from the sale of its common stock. On June 13, 1995, the Association converted from a Missouri-chartered-stock-savings-and-loan association to a federally-chartered-stock-savings-and-loan association.

      On December 1, 1997, Equality completed the sale of 1,322,500 shares of common stock at a price of $10.00 per share in a subscription offering. In conjunction with the subscription offering an additional 1,163,402 shares of common stock were issued by Equality to convert 391,400 shares of the Association's common stock held by minority shareholders into common stock of the Company.

      Equality's business strategy includes (i) maintaining a strong capital level, (ii) maintaining a high level of asset quality, (iii) limiting ESB's exposure to fluctuations in interest rates, (iv) emphasizing local originations of one-to- four-family fixed-rate mortgage loans and adjustable rate mortgage loans ("ARMs"), and (v) continuing to emphasize high quality customer service with a competitive service fee structure.

      ESB's business is similar in many respects to other savings associations in that it gathers deposits from its local community and uses these funds, along with FHLB advances, to invest primarily in residential one- to four-family mortgage loans, U.S. government and agency securities and mortgage-backed securities and, to a lesser extent, multifamily and commercial real estate, consumer, and commercial business loans. Notwithstanding these traditional thrift attributes, ESB's operations are distinct in one respect in that it conducts its residential mortgage lending business primarily through a wholly-owned mortgage-banking subsidiary -- Equality Mortgage Corporation ("EMC").

      Operating through ESB's eight full and limited service offices, EMC acts as a conduit for the origination, purchase, and sale of residential mortgage loans for the benefit of ESB. It funds its mortgage-banking activities through lines of credit from ESB and an unrelated commercial bank. EMC provides several benefits to ESB, including, among other things, originating a variety of mortgage loan products for ESB's portfolio and generating noninterest income for ESB through its activities in the secondary mortgage market. ESB's President and Chief Executive Officer, Richard C. Fellhauer, also is President of EMC. Leonard Wolter, Vice President of ESB, is EMC's Chief Operating Officer. Mr. Wolter, in consultation with Mr. Fellhauer and Michael A. Deelo, ESB's Chief Financial Officer, manages the day to day operations of EMC. These individuals have 50 years combined experience in the mortgage-banking business. The following description includes detailed information regarding the business of ESB and EMC.

LENDING AND MORTGAGE-BANKING ACTIVITIES

      ESB concentrates its business in residential mortgage finance, which involves the origination, purchase, and sale of residential real estate loans secured by one- to four-family, owner-occupied residential properties. In the past, and to a much lesser degree, ESB has originated conventional loans secured by multifamily residential dwellings and commercial real estate projects. ESB also originates short-term consumer loans, primarily loans secured by savings deposits, home equity and second mortgage loans, direct automobile loans and student loans, and, since early 1997, commercial business loans.

      LOAN ORIGINATIONS. During the first several years of its existence, EMC originated primarily government mortgage loans (FHA and VA loans) on behalf of ESB, while ESB originated conventional loans. But in 1989, ESB shifted its mortgage loan origination function to EMC. However, ESB will still on occasion originate a mortgage loan directly and it continues to originate a limited amount of consumer and other non-mortgage loans.

      Today, EMC, using its 46 employees (including 8 commissioned loan originators), underwrites residential mortgage loans ranging in size from $10,000 to $500,000, which are secured by properties located primarily in the St. Louis metropolitan area. In addition, through ESB's Affordable Housing Program, EMC provides mortgage financing to low- and moderate-income families, which provides ESB with an effective way to attract customers in its local market area. During 1997, EMC originated mortgage loans totaling $109.6 million, all of which were one- to four-family loans.

      LOAN SALES. Central to EMC's loan origination activity is the sale of fixed-rate mortgage loans to the secondary mortgage market. All loans originated by EMC satisfy the guidelines of the Federal Housing Administration ("FHA"), the Veterans Administration ("VA"), the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") or various private investors so that the loans can be sold in the secondary mortgage market. EMC has been approved under the FHA Direct Endorsement Program and, consequently, EMC's FHA approved direct endorsement underwriters are authorized to approve or reject FHA insured loans up to maximum amounts established by the FHA. EMC also has been approved as a VA "automatic approved lender," which enables designated qualified EMC personnel to approve or reject loans on behalf of ESB.

      In most cases, EMC sells in the secondary mortgage market the majority of the fixed-rate loans it originates, while the majority of its ARM originations are sold to ESB and retained by ESB in its portfolio. The current strategy of selling fixed-rate loans and retaining ARMs assists ESB in management of the interest-rate sensitivity of its assets. Moreover, the loans retained by ESB contribute to ESB's net interest margin.

      EMC's loan-origination-and-sale activities create interest rate risk for ESB in that if interest rates decline after the loan commitment date below the interest rate on the loan, and ESB has not hedged its interest rate risk using a forward commitment, ESB may incur a loss when the loan is sold. ESB manages this risk by using a computerized tracking system that allows EMC's management to closely monitor the interest rates for all loans being processed by EMC, reviewing the future prospects for movements in interest rates, and entering into forward commitment contracts with FNMA, GNMA and FHLMC for the sale of fixed-rate loans that limit the potential loss on loan sales, but which also limit the potential gain. EMC's success in managing the interest-rate risk associated with the origination-and-sale and purchase-and-resale of fixed-rate mortgage loans depends primarily on the abilities of its managers.

      LOAN PURCHASES AND RESALES. In addition to originating residential mortgage loans for sale in the secondary market, EMC also purchases loans from other financial institutions for packaging (or securitization) and resale in the secondary mortgage market as either whole loans or as loan pools to FNMA, GNMA, FHLMC or other investors. Other financial institutions may sell loans to EMC because they lack the capability or expertise to package and sell their own loans in the secondary market. EMC performs strict underwriting on each loan purchased based on guidelines of the federal secondary mortgage market agencies and private investors and standards otherwise applicable to loans originated by ESB. Immediately following the purchase of a loan or loan package, EMC simultaneously sells the mortgage or group of mortgages for future delivery. Accordingly, ESB does not assume so-called pipeline risk because the loans are not held in inventory.
Pipeline risk is the hazard that market interest rates will increase before the loan is sold, thereby reducing the price at which the loan may be sold. During fiscal 1998, EMC purchased mortgage loans totaling $6.1 million.

      EMC'S CONTRIBUTIONS TO THE BUSINESS OF EQUALITY. EMC contributes significantly to Equality's operations by providing an additional income stream and by providing a conduit to offer lending services to the local community. EMC's mortgage-banking activities produce primarily two types of income -- gain on sale of mortgage loans and loan servicing fees and late charges. Each of these two types of income accounted for 46.8% and 31.1%, respectively, of EMC's total income for the fiscal year ended March 31, 1998. EMC contributed approximately 21.0% to Equality's total interest income and other income for the year ended March 31, 1998.

      Loan sales are intended to generate one-time gains, while loan originations (whether the loans are sold or retained by ESB in portfolio) produce loan origination fees that generally approximate 1% of the loan amount. FHA and VA loans are generally sold with servicing released, for which EMC generally receives an additional servicing fee of approximately 1.5% of the aggregate loan amount, and, because EMC sells conventional mortgage loans (non-FHA and VA) servicing retained, ESB's loan servicing portfolio (and the associated earnings stream) continues to grow.

      At March 31, 1998, EMC serviced $340.1 million in residential mortgage loans (of which $85.6 million was for ESB) and has the capacity to expand its servicing portfolio significantly through additional loan originations. EMC earned $894,000 in servicing fee income for fiscal year 1998. Loan servicing fees on loans serviced for institutions other than ESB totaled $673,000, $674,000, and $603,000 for fiscal years 1998, 1997, and 1996, respectively.
The proportionate contribution made by gains on loan sales, loan origination fees and loan servicing fees to Equality's net income varies each year depending on interest rates, which, in turn, affects EMC's business focus from year to year.

      EMC's residential mortgage loan origination volume has increased steadily since 1994, which has resulted in an increase in ESB's loan portfolio. As a result, EMC has focused its efforts toward increasing its loan servicing portfolio and increasing the associated income stream through increased servicing retention. EMC's focus on servicing retention and fluctuating interest rates have contributed to instability in recent years in EMC's gains on loan sales. EMC has not, nor does it anticipate, selling a bulk portion of its loan servicing portfolio to augment earnings.

      COMPOSITION OF THE LOAN PORTFOLIO. The following table sets forth the composition of Equality's loan portfolio by type of loan as of the dates indicated:


==========================================================================================================================
                                                                        At March 31,
                                  ----------------------------------------------------------------------------------------
                                        1998                1997             1996              1995              1994
                                  ----------------    ---------------  ---------------   ----------------  ---------------
                                    Amount Percent    Amount  Percent  Amount  Percent   Amount  Percent   Amount  Percent
--------------------------------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
 Loans secured by real estate:
   Residential:
     One- to four-family:
      Conventional<F1>            $ 67,543   62.0%   $69,810    72.5%  $64,873   66.6%   $61,455   73.5%   $43,608   70.1%
      FHA/VA                        11,718   10.8     14,233    14.8    13,656   14.0     13,616   16.3      9,396   15.1
      Loans held for sale           14,523   13.3      4,398     4.6    13,507   13.9      2,971    3.5      5,109    8.2
     Multifamily                     1,382    1.3      1,637     1.7       783     .8        828    1.0        941    1.5
   Commercial                        2,684    2.5      2,662     2.8     2,622    2.7      2,975    3.5      1,298    2.1
--------------------------------------------------------------------------------------------------------------------------
      Total loans secured by
          real estate               97,850   89.9     92,740    96.4    95,441   98.0     81,845   97.8     60,352   97.0
--------------------------------------------------------------------------------------------------------------------------
 Consumer loans:
   Loans secured by savings
    deposits                           391     .4        366      .4       453     .5        448     .5        603    1.0
   Property improvement              1,728    1.6      1,596     1.7     1,300    1.3      1,053    1.3        908    1.5
   Automobiles                         617     .6        122      .1        97     .1        126     .2        144     .2
   Other consumer loans                157     .1        162      .1        96     .1        175     .2        181     .3
--------------------------------------------------------------------------------------------------------------------------
 Total consumer loans                2,893    2.7      2,246     2.3     1,946    2.0      1,802    2.2      1,836    3.0
--------------------------------------------------------------------------------------------------------------------------
 Commercial business loans           8,153    7.4      1,280     1.3         -      -          -      -          -      -
--------------------------------------------------------------------------------------------------------------------------
 Total loans                       108,896  100.0%    96,266   100.0%   97,387  100.0%    83,647  100.0%    62,188  100.0%
 Less:
   Loans in process                      3                 -                 -                 -                 -
   Deferred loan fees, net              37                46                59                71                98
   Unearned discounts                    8                 4                12                24                15
   Allowance for loan losses           374               283               233               217               242
   Valuation reserve on loans
     held for sale                      59                 5                85               100               150
--------------------------------------------------------------------------------------------------------------------------
 Total loans receivable, net      $108,415           $95,928           $96,998           $83,235           $61,683
==========================================================================================================================


<F1> Includes construction loans converted to permanent loans.


      Residential One- to Four-Family Loans. The primary lending activity of ESB has been the making of mortgage loans to enable borrowers to purchase existing homes or to construct new single-family homes. The mortgage loans are primarily originated by EMC and are sold to ESB at par. Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. At March 31, 1998, approximately $93.8 million, or 86.1% of the total loan portfolio, consisted of loans secured by one- to four-family residential real estate. In recent years, ESB's one- to four-family mortgage lending has been concentrated in St.
Louis City and St.  Louis County.

      EMC presently originates both fixed-rate mortgage loans and ARMs secured by one- to four-family properties with loan terms of 10 to 30 years. The ARMs have interest rates that adjust at regular intervals ranging between one- to five-years generally based upon changes in the One-, Three- and Five-Year Treasury Index. At March 31, 1998, ESB's ARM portfolio totaled approximately $52.7 million. The majority of these loans provide that the amount of any increase or decrease in the interest rate is limited to one or two percentage points (upward or downward) per adjustment period and are generally limited to an increase or decrease of five to eight percentage points over the life of the loan. Borrower demand for ARMs versus fixed-rate mortgage loans is a function of the level of interest rates, the expectation of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the first year "teaser rates" and loan fees for ARMs. The relative amount of fixed-rate mortgage loans and ARMs that can be originated at any time is largely determined by the demand for each in a competitive mortgage finance environment. During 1998, total one- to four-family mortgage loan originations were $114.0 million of which $19.3 million, or 16.9%, were subject to periodic interest rate adjustments and $94.7 million, or 83.1%, were long-term, fixed-rate mortgage loans.

      ARMs generally involve credit risks different from those inherent in fixed-rate mortgage loans, primarily because if interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. ESB underwrites ARMs based on the borrower's ability to repay the loan assuming the fully indexed accrual rate on the ARM remains constant during the loan term. As a result, the potential for a substantial increase in delinquencies and defaults is lessened.

      The retention of ARMs as opposed to fixed-rate mortgage loans in ESB's loan portfolio helps reduce ESB's exposure to interest rate risk. In an environment of rapidly increasing interest rates, however, it is possible for the interest rate increase to exceed the maximum aggregate adjustment on ARMs, which would negatively affect the spread ESB's interest income and its cost of funds. In addition, because the interest earned on ARMs, which are refinanced on a one- to three-year cycle, varies with prevailing interest rates, such loans do not offer ESB as predictable a cash flow as do longer-term, fixed-rate loans.

      EMC originates long-term, fixed-rate loans under guidelines established by FNMA and FHLMC, which facilitates the sale of such loans to FNMA or FHLMC in the secondary market. Long-term, fixed-rate mortgage loans are originated with terms of between 10 and 30 years, amortized on a monthly basis with principal and interest due each month. At March 31, 1998, ESB had approximately $47.4 million of long-term, fixed-rate mortgage loans in its portfolio. A determination is made at the time of origination whether the loan is held for sale. Currently, EMC is originating fixed-rate loans primarily for sale in the secondary market. At March 31, 1998, Equality had approximately $14.5 million of loans held for sale of which $14.3 million were fixed-rate loans.

      ESB's lending policies generally limit the maximum loan-to-value ratio on fixed-rate and adjustable-rate residential mortgage loans to 80% of the lesser of the appraised value or purchase price of the underlying residential property unless private mortgage insurance to cover the excess over 80% is obtained, in which case the mortgage is limited to 95% of the lesser of appraised value or purchase price. The loan-to-value ratio, maturity, and other provisions of the loans made by ESB are generally reflected in the policy of making less than the maximum loan permissible under federal regulations, in accordance with established lending practices, market conditions, and underwriting standards maintained by ESB. ESB requires title, fire, and extended insurance coverage on all mortgage loans originated. All of ESB's real estate loans contain due-on-sale clauses, and ESB obtains appraisals on all its real estate loans from outside appraisers.

      ESB also originates construction loans on residential properties against commitments for permanent financing at the completion of construction. Construction loans are generally for a term of six to 11 months, and bear an interest rate tied to ESB's cost of funds which varies on the term and amount of the loan. At March 31, 1998, ESB had no construction loans outstanding.

      Construction lending is generally considered to involve a higher degree of credit risk than residential mortgage lending. ESB's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, ESB may be required to advance funds beyond the amount originally committed to permit completion of the dwelling. If the estimate of value proves to be inaccurate, ESB may be confronted with, at or before the maturity of the loan, loan security with a value which is insufficient to assure full repayment. In addition, construction lending entails the risk that the project may not be completed due to cost overruns or changes in market conditions.

      MULTIFAMILY AND COMMERCIAL REAL ESTATE LOANS. In addition to originating one- to four-family residential real estate loans, ESB originates loans secured by multifamily dwelling units (more than four units). At March 31, 1998, ESB had $1.4 million, or 1.3% of the total loan portfolio, secured by multifamily dwelling units, located primarily in ESB's primary market area. At March 31, 1998, ESB's largest multifamily residential loan was a $928,000 loan secured by a 26-unit apartment complex. Multifamily real estate loans are generally originated at 75% of the appraised value of the property or selling price, whichever is less, and are generally originated for 10- to 30-year terms with the principal amortized over 30 years. Loans secured by multifamily residential real estate are generally larger and involve a greater degree of risk than one-to four-family residential mortgage loans, similar to the risks associated with commercial real estate lending. At March 31, 1998, ESB had no multifamily loans accounted for on a nonaccrual basis.

      ESB's permanent commercial real estate loans are secured by improved properties such as office buildings, restaurants, and various retail operations located in ESB's primary market area. At March 31, 1998, commercial real estate loans totaled approximately $2.7 million, or 2.5% of ESB's total loan portfolio. ESB originates permanent loans on commercial real estate at up to 80% of the appraised value.

      Currently, it is ESB's policy to originate commercial real estate loans only to selected borrowers known to ESB and on properties in its primary market area. These loans generally have repayment schedules based upon a 10- to 25-year constant payment amortization, but may have a 10-year final maturity (balloon payment) and are currently originated with an interest rate that floats over the prime rate. At March 31, 1998, ESB had no commercial real estate loans accounted for on a nonaccrual basis.

      The largest commercial real estate loan in the portfolio at March 31, 1998 totaled $1.5 million, which was secured by a real estate mortgage on a shopping center located in the St. Louis metropolitan area. This loan is a seasoned loan having been originated in 1994. ESB's legal lending limit is approximately $3.9 million. Of primary concern in commercial real estate lending is the borrower's creditworthiness, and the feasibility and cash flow potential of the project. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on the successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. Although many thrift institutions have had material adverse loss experience in commercial real estate lending, ESB has sustained few losses, and those losses were not significant relative to the size of the entire commercial real estate loan portfolio or the mortgage loan portfolio at the time. ESB does not presently intend to emphasize or expand this type of lending in the future.

      CONSUMER LOANS. ESB originates a wide variety of consumer loans, which are made primarily on a secured basis to existing customers. Such loans include loans secured by savings deposits, home equity and second mortgage loans, direct automobile loans, and student loans. These loans are made at both fixed- and variable-rates of interest, which adjust annually, and vary in terms depending on the type of loan. In addition, ESB offers unsecured consumer loans. Consumer loans totaled approximately $2.9 million at March 31, 1998, or 2.7% of ESB's total loan portfolio.

      ESB applies strict underwriting standards for consumer loans. These procedures include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. ESB underwrites and originates all of its consumer loans internally, which management believes limits exposure to credit risks relating to loans underwritten or purchased from brokers or other outside sources. ESB views consumer lending as a component of its business operations because consumer loans generally have shorter terms and higher yields, thus reducing exposure to changes in interest rates. In addition, ESB believes that offering consumer loans helps to expand and create stronger ties to its customer base. ESB does not presently intend to emphasize this type of lending in the future.

      ESB's consumer loan portfolio had one automobile loan with an outstanding principal balance of approximately $8,000, which was 90 days or more delinquent at March 31, 1998. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by assets that depreciate rapidly, such as automobiles. In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. Such loans may also give rise to claims and defenses by the borrower against ESB as the holder of the loan, and a borrower may be able to assert claims and defenses that it has against the seller of the underlying collateral.

      COMMERCIAL BUSINESS LOANS. In early 1997, in connection with its hiring of a new commercial lending officer, ESB began originating a limited number of commercial business loans based on community needs. Management of ESB expects this type of lending to increase gradually over the next several years. Such loans include, but are not limited to, automobile dealer floor planning, commercial use vehicles and general working capital loans. These loans are made at both fixed and variable rates of interest and vary in terms depending on the type of loan and collateral.

      At March 31, 1998, approximately $8.2 million, or 7.4% of ESB's loan portfolio, consisted of commercial business loans, which are primarily secured by automobile floor planning collateral. At March 31, 1998, the largest commercial loan in the portfolio, which was secured by floor planned vehicles, had a principal balance of approximately $1.1 million. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment based on the borrower's salary and other income and which are secured by real property, the value of which tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent, in part, upon the general economic environment). ESB's commercial business loans are usually secured by business assets, which may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

      ESB's underwriting standards for commercial business loans include credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of ESB's current credit analysis. Nonetheless, such loans, are believed to carry higher credit risk than residential mortgage loans. ESB generally requires personal guarantees from corporate borrowers.

      LOAN MATURITY AND REPRICING. The following table sets forth certain information at March 31, 1998 regarding the dollar amount of loans maturing in ESB's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loan losses.

========================================================================================================================
                                                               Due after 3 Due after 5 Due after 10  Due after
                                  Due during the year ended     through 5   through 10  through 15      15
                                           March 31            years after years after years after  years after
                                  -------------------------      March 31,  March 31,    March 31,    March 31,
                                  1999       2000      2001        1998       1998         1998        1998       Total
------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate:
  Residential<F1><F2>           $14,576      $127     $  195      $1,876     $ 8,135      $8,902     $61,355    $ 95,166
  Commercial                          -         -         14           -       2,001         305         364       2,684
Loans secured by savings
  deposits                          359        17         15           -           -           -           -         391
Property improvement                 13        66        175         529         891          54           -       1,728
Automobiles                          19       112        208         248          30           -           -         617
Other consumer loans                 98        14         17          28           -           -           -         157
Commercial business loans         6,075       175      1,398         505           -           -           -       8,153
------------------------------------------------------------------------------------------------------------------------
    Total loans                 $21,140      $511     $2,022      $3,186     $11,057      $9,261     $61,719    $108,896
========================================================================================================================


<F1> Includes $14.5 million of loans held for sale, reported as due in one year or less.
<F2> Includes multifamily loans totaling $1.4 million.


      The following table sets forth the dollar amount of all loans due after March 31, 1999 which have fixed interest rates and adjustable interest rates.

======================================================================================
                                                      Fixed                 Adjustable
                                                      rates                   rates
--------------------------------------------------------------------------------------
                                                          (Dollars in thousands)
Loans secured by real estate:
  Residential                                        $29,228                 $51,362
  Commercial                                           2,252                     432
Loans secured by savings
  deposits                                                32                       -
Property improvement                                   1,715                       -
Automobiles                                              598                       -
Other consumer loans                                      59                       -
Commercial business loans                                  -                   2,078
--------------------------------------------------------------------------------------
    Total loans                                      $33,884                 $53,872
======================================================================================


     The following table sets forth total loans originated, purchased, sold, and repaid during the periods indicated:


============================================================================================================
                                                                            Year ended March 31
                                                                  ----------------------------------------
                                                                  1998              1997              1996
------------------------------------------------------------------------------------------------------------
                                                                            (Dollars in thousands)

Total loans at beginning of period                              $ 96,266           $97,387           $83,647
Loans originated:
  Residential one- to four-family                                113,982            70,019            75,779
  Multifamily                                                          -               950                 -
  Commercial business loans                                        8,298             1,462                 -
  Consumer (property improvement and automobiles)                  1,415               774               666
  Other loans                                                        189               107               105
------------------------------------------------------------------------------------------------------------
        Total loans originated                                   123,884            73,312            76,550
Loans purchased - residential one- to four-family                  6,059             5,892            17,396
Loans sold:
  Whole loans:
     Servicing retained                                          (56,302)          (45,669)          (49,667)
     Servicing released                                          (21,759)          (15,617)          (25,079)
  Participation loans (servicing retained)                             -              (185)                -
------------------------------------------------------------------------------------------------------------
        Total loans sold                                         (78,061)          (61,471)          (74,746)
------------------------------------------------------------------------------------------------------------
Loan principal repayments                                        (11,879)           (2,486)           (2,282)
Loans converted to mortgage-backed securities and sold           (27,373)          (16,368)           (3,178)
------------------------------------------------------------------------------------------------------------
Total loans at end of period                                    $108,896           $96,266           $97,387
============================================================================================================


      LOAN SOLICITING AND PROCESSING. Loan originations are derived primarily through EMC loan officers' solicitation and personal visits to the local real estate offices in the metropolitan St. Louis area as well as current and walk-in customers. These loan officers have developed a clientele over the years that send potential customers to EMC for loans. By use of the EMC loan officers and client contacts, ESB has been able to cover a broad market area and offer mortgage services to an extended number of potential customers.

      The Executive Loan Committee, composed of Messrs. Fellhauer, Wolter, Deelo, and Fuchs, and one ESB staff member are authorized to approve residential mortgage loans up to $200,000. Residential mortgage loans in excess of $200,000 require full Board of Directors approval. All residential mortgage loans are subsequently approved by the full Board of Directors.

       LOANS-TO-ONE BORROWER LIMITATIONS. ESB's loans and extensions of credit to a person outstanding at one time and not fully secured may not exceed 15% of the unimpaired capital and surplus of ESB. This limitation calls for a loan-to-one borrower limitation for ESB of $3.9 million at March 31, 1998. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. At March 31, 1998, the largest aggregate amount of loans by ESB to any borrower was approximately $2.1 million, which was secured by automobile floor planning and personal assets.

      LOAN COMMITMENTS. ESB issues commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 30 days from approval, depending on the type of transaction. ESB had outstanding loan commitments of approximately $3.6 million at March 31, 1998.

      LAW ORIGINATION AND OTHER FEES. ESB, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan that are charged to the borrower for funding the loan. ESB usually charges origination fees of 1% on all real estate loans. Current accounting standards require fees received for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees associated with loans that are sold are included in the gain/loss computation at the time of sale. ESB had approximately $37,000 of net deferred loan fees at March 31, 1998.

      ESB offsets all loan origination fees and certain related direct loan origination costs against all fees and costs associated with loan origination. The resulting net amount is deferred and amortized over the contractual life of the related loans as an adjustment to the yield on such loans, unless prepayments of a large group of similar loans are probable and the timing and amount of prepayments can be reasonably estimated. ESB offsets commitment fees against related direct costs and the resulting net amount is recognized over the contractual life of the related loans as an adjustment of yield if the commitment is exercised. If the commitment expires unexercised, the fees collected are recognized as noninterest income upon expiration of the commitment.

      DELINQUENCIES. ESB's collection procedures provide that when a loan is 30 days overdue and again after an additional 15 days, the borrower will be contacted by mail and payment requested. After a delinquency of 15 days, a late charge is assessed. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, ESB may modify the loan or grant a limited moratorium on loan payments to enable reorganization of the borrower's financial affairs. If the loan continues in a delinquent status for 90 days or more, ESB generally will initiate foreclosure proceedings.

      NONPERFORMING ASSETS AND THEIR CLASSIFICATION. The following table sets forth information with respect to ESB's nonperforming assets for the periods indicated. During the periods shown, ESB had no restructured loans within the meaning of Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings:

============================================================================================================
                                                                                  At March 31
                                                                   -----------------------------------------
                                                                    1998              1997              1996
                                                                    ----              ----              ----
                                                                             (Dollars in thousands)
  Loans which are contractually past due
     90 days or more<F1>:
        Residential one- to four-family<F2>                         $853              $643              $669
        Consumer                                                       8                 -                 -
------------------------------------------------------------------------------------------------------------
           Total                                                     861               643               669
  Real estate owned                                                    -                66                97
------------------------------------------------------------------------------------------------------------
           Total nonperforming assets                               $861              $709              $766
============================================================================================================
  Nonperforming loans to gross loans                                 .79%              .67%              .69%
  Total nonperforming assets to total assets                         .34%              .35%              .39%
============================================================================================================


<F1> All loans contractually past due 90 days or more are accounted for on a nonaccrual basis by ESB.
<F2> Includes $833,000, $571,000, and $326,000 of FHA/VA loans, the principal and interest payments of which are insured by the FHA or guaranteed by the VA, at March 31, 1998, 1997, and 1996, respectively.


      ESB had $861,000 in loans 90 days or more delinquent at March 31, 1998 which consisted of 23 one- to four-family residential mortgage loans, each with an outstanding principal balance of less than $99,000 and one consumer automobile loan with an outstanding principal balance of approximately $8,000.

      For fiscal 1998 and 1997, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $69,000 and $55,000, respectively, of which $49,000 and $30,000, respectively, was included in interest income.

      ASSET CLASSIFICATION. The OTS asset classification system conforms with commercial banking practices and puts the establishment of loan loss allowances on a basis consistent with the requirements of generally accepted accounting principles. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful, and loss. "Substandard" assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations have also created a "special mention" category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss
or charge-off such amount.   A portion of general loss allowances established
to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

      ESB's classified assets, general and specific loss allowances, and charge-offs were as follows for the

                                                                                 At or for the
                                                                               year ended March 31
                                                                    ----------------------------------------
                                                                    1998              1997              1996
------------------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
Substandard assets<F1>                                              $ 28              $138              $441
General loss allowances                                              374               283               233
Specific loss allowances                                               -                 -                 3
Charge-offs                                                           25                 -                15
============================================================================================================


<F1> Includes "doubtful" assets of $8,000 at March 31, 1998.


      REAL ESTATE OWNED. Real estate acquired by ESB as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair value. ESB had no real estate owned at March 31, 1998.

      ALLOWANCE FOR LOAN LOSSES. ESB's management evaluates the need to establish reserves against losses on loans and other assets based on estimated losses on specific loans and on any real estate held for investment or acquired through foreclosure when it is determined that a decline in value has occurred. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions, and overall portfolio quality. These provisions for losses are charged against earnings in the year they are established. ESB established provisions for losses on loans for fiscal 1998, 1997, and 1996 of approximately $116,000, $50,000, and
$31,000, respectively. At March 31, 1998, ESB had an allowance for loan losses of $374,000, which represented .34 % of total loans. Based on past experience and future expectations, management believes that the allowance for loan losses is adequate.

      The following table sets forth an analysis of ESB's allowance for loan losses for the periods indicated.

===========================================================================================================================
                                                                                    Year ended March 31
                                                                  -----------------------------------------------------
                                                                  1998        1997         1996        1995        1994
---------------------------------------------------------------------------------------------------------------------------
                                                                                   (Dollars in thousands)

Allowance at beginning of period                                  $283        $233         $217        $242       $ 230
Provision charged to expense                                       116          50           31           9          12
Charge-offs - residential one- to four-family                      (25)          -          (15)        (34)          -
---------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                          $374        $283         $233        $217       $ 242
===========================================================================================================================

Ratio of allowance to total loans outstanding
   at the end of the period                                        .34%        .29%         .24%        .26%        .39%

Ratio of net charge-offs to average loans
   outstanding during the period                                   .02%        <F*>         .02%        .04%        <F*>

Allowance for loan losses to total
   nonperforming assets                                           43.4%       39.9%        30.4%       30.4%      56.02%

Allowance for loan losses to total
   nonperforming loans                                            43.4%       44.0%        34.8%       32.8%      68.36%

----------------------

<F*> Insignificant.


     The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated:

=========================================================================================================================
                                                                         At March 31
                                  ---------------------------------------------------------------------------------------
                                              1998                         1997                          1996
                                  ---------------------------   ---------------------------   --------------------------
                                  Amount of   Loan    Percent   Amount of   Loan    Percent   Amount of   Loan   Percent
                                  Allowance  Amounts    of      Allowance  Amounts    of      Allowance  Amount    of
                                     for       by      total       for       by      total       for       by     total
                                  Loan Loss Category   loans     Amount   Category   loans     Amount   Category  loans
-------------------------------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Loans secured by real estate:
  Residential one- to four-
    family<F1>                      $234   $ 93,784    86.10%      $174   $88,441    91.90%     $174    $92,036    94.50%
  Multi-family and
    commercial                        19      4,066      3.8         49     4,299      4.5        41      3,405      2.7
Property improvement                   7      1,728      1.6         20     1,596      1.7        16      1,300      1.3
Automobiles                            3        617      0.6          2       122      0.1         2         97      0.1
Other                                  -        548      0.5          -       528      0.5         -        549      1.4
Commercial business loans             111     8,153      7.4         38     1,280      1.3         -          -        -
-------------------------------------------------------------------------------------------------------------------------
  Total allowance for
    loan losses                     $374   $108,896   100.00%      $283   $96,266   100.00%     $233    $97,387   100.00%
=========================================================================================================================


============================================================================================================

                                                                     At March 31
                                         -------------------------------------------------------------------
                                                       1995                                1994
                                         -------------------------------    --------------------------------
                                         Amount of    Loan       Percent    Amount of     Loan       Percent
                                         Allowance   Amounts       of       Allowance    Amount        of
                                            for        by         total        for         by         total
                                          Amount    Category      loans       Amount    Category      loans
------------------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)

Loans secured by real estate:
  Residential one- to four-
    family<F1>                             $202     $78,042        93.3%       $216     $58,113       93.40%
  Multi-family and
    commercial                               11       3,803         3.5          24       2,239         3.6
Property improvement                          -       1,053         1.3           1         908         1.5
Automobiles                                   4         126         0.2           1         144         0.2
Other                                         -         623         1.7           -         784         1.3
Commercial business loans                     -           -           -           -           -           -
------------------------------------------------------------------------------------------------------------
  Total allowance for
    loan losses                            $217     $83,647      100.00%       $242     $62,188      100.00%
============================================================================================================

---------------------

<F1> Includes loans held for sale.


INVESTMENT ACTIVITIES

      ESB classifies its investment securities and mortgage-backed securities for financial accounting purposes into one of three categories:

            Held to Maturity: includes investments in debt securities which
            ----------------
      ESB has the positive intent and ability to hold until maturity.

            Trading: includes investments in debt and equity securities
            -------
      purchased and held principally for the purpose of selling them in the near term.

            Available for Sale: includes investments in debt and equity
            ------------------
      securities not classified as held to maturity or trading (i.e., investments that ESB has no present plans to sell in the near term but may be sold in the future under different circumstances).

      Investment and mortgage-backed securities classified as held to maturity are measured at amortized cost, in which the amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income, are recorded using methods approximating the interest method. Unrealized holding gains and losses for trading securities (for which no securities were so designated at March 31, 1998 or 1997) are included in earnings, while such gains and losses for available for sale securities are excluded from earnings and reported as a net amount as a separate component of stockholders' equity, net of income taxes, until realized. Unrealized holding gains and losses for held to maturity securities are excluded from earnings and stockholders' equity. Gains or losses for available for sale securities are realized and included in other noninterest income upon sale, based on the amortized cost of the individual security sold. All previous market value adjustments included in the separate component of stockholders' equity are reversed upon sale. Mortgage-backed securities represent a significant portion of the debt security portfolio. Amortization of premiums and accretion of discounts on mortgage-backed securities are analyzed in relation to the corresponding prepayment rates, both historical and estimated, using a method that approximates the interest method.

      It has been ESB's practice to maintain assets in investment securities at levels higher than required by federal regulations. ESB's investment securities portfolio at March 31, 1998 consisted of $2.6 million in U.S. government and agency obligations classified as held to maturity, with an estimated market value of $2.5 million, and $68.4 million in U.S. government and agency obligations classified as available for sale carried at their estimated market value of $68.9 million.

      The overall objective of ESB's investment portfolio is to provide a sufficient and consistent spread over ESB's marginal cost of funds by investing funds that are not currently required for lending purposes and to provide a liquidity reserve in excess of regulatory requirements. ESB has traditionally maintained an investment portfolio in the range of 15% to 20% of total assets. ESB's regulatory liquidity ratio at March 31, 1998 was 38.3%. The portfolio is also intended to assist in managing ESB's asset and liability interest rate sensitivity.

      ESB's chief financial officer is responsible for daily management of ESB's investment activities and is authorized to perform any Board of Directors approved transaction necessary to achieve the objectives established by the Board of Directors and that falls within parameters established by the Board of Directors.

      The following table sets forth ESB's investment securities at the dates indicated:


=========================================================================================================================
                                                                         At March 31
                              -------------------------------------------------------------------------------------------
                                           1998                         1997                           1996
                              ----------------------------- -----------------------------  ------------------------------
                              Carrying   Percent of  Market Carrying  Percent of   Market  Carrying  Percent of    Market
                               Value     Portfolio   Value    Value   Portfolio    Value    Value     Portfolio    Value
-------------------------------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
U.S. government and
  agency obligations:
    Available for sale        $68,897     96.4%     $68,897  $70,123    93.5%     $70,123   $38,898     86.9%    $38,898
    Held to maturity            2,600      3.6        2,527    4,849     6.5        4,725     5,845     13.1       5,589
-------------------------------------------------------------------------------------------------------------------------
                              $71,497    100.0%     $71,424  $74,972   100.0%     $74,848   $44,743    100.0%    $44,487
=========================================================================================================================


The following table sets forth the maturities and weighted average yields of ESB's investment securities at March 31, 1998:

==========================================================================================================================
                               Less than one year      One to five years       Five to ten years        Over ten years
                               ------------------      -----------------       -----------------        --------------
                                          Weighted                Weighted                Weighted                Weighted
                             Carrying      Average  Carrying       Average  Carrying      Average   Carrying       Average
                              Value         Yield     Value         Yield     Value        Yield      Value         Yield
--------------------------------------------------------------------------------------------------------------------------
U.S. government and
   agency obligations:
      Available for sale      $  499        8.08%    $22,685        6.24%    $33,468        6.75%    $12,245        7.40%
      Held to maturity         2,000         3.4           -           -         600        3.92           -           -
--------------------------------------------------------------------------------------------------------------------------
         Total                $2,499        4.32%    $22,685        6.24%    $34,068        6.70%    $12,245        7.40%
==========================================================================================================================


=========================================================================================

                                                              Total
                                         ------------------------------------------------
                                          Average
                                         Remaining                               Weighted
                                          Years to    Carrying      Market        Average
                                          Maturity     Value        Value          Yield
-----------------------------------------------------------------------------------------
                                                      (Dollars in thousands)
U.S. government and
   agency obligations:
      Available for sale                     7.7      $68,897       $68,897        6.71%
      Held to maturity                       1.4        2,600         2,527        3.52
-----------------------------------------------------------------------------------------
         Total                               7.5      $71,497       $71,424        6.59%
=========================================================================================


MORTGAGE-BACKED SECURITIES

      In order to supplement residential loan demand in its primary market area and maintain geographic diversity in its loan portfolio, ESB has a substantial portfolio of mortgage-backed securities that are classified as available for sale and, accordingly, are carried at fair market value. All of ESB's mortgage-backed securities are federal agency securities.

      Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments of which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as ESB. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA, and GNMA that guarantee or insure the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of ESB's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of ESB.

      Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within an identified range and have similar maturities. The underlying pool of mortgages can be composed of either fixed rate mortgages, ARMs, or balloon loans. Mortgage-backed securities generally are referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

      The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages, and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. If the coupon rate of the underlying mortgages significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable rate mortgage-backed securities.

      Certain of ESB's mortgage-backed securities yield above-market rates of interest and are subject to substantial risk of prepayment. In a declining interest rate environment, ESB may experience significant prepayments of both fixed and adjustable rate mortgage-backed and related securities. In such instances, ESB may be unable to reinvest the cash flow from these securities into comparable yielding investments, and would expect this reinvestment risk to continue so long as interest rates remained relatively low.

      The majority of ESB's mortgage-backed securities are fixed-rate balloon securities due within 30 years. Depending on ESB's asset/liability mix and future market conditions, however, ESB may determine to purchase additional adjustable-rate mortgage-backed securities in the future. ESB's holdings of mortgage-backed securities have increased in the past year as a result of reduced investment securities and the inclusion of mortgage-backed securities in Equality's asset growth plan. Because federal agency mortgage-backed securities generally carry a yield of approximately 50 to 100 basis points below that of the corresponding type of residential loan (due to the implied federal agency guarantee fee and the retention of a servicing spread by the loan servicer), ESB's asset yields could be somewhat adversely affected. Due to the existence of the federal agency guarantee on ESB's mortgage-backed securities and the availability of adjustable-rate mortgage-backed securities, however, ESB's interest rate risk and credit risk would not necessarily be increased by further increases in mortgage-backed securities volume. ESB will continue to evaluate mortgage-backed securities purchases based on its asset/liability objectives, market conditions, and its alternate investment opportunities.

       The following table sets forth certain information regarding carrying and market values and percentage of total carrying values of ESB's mortgage-backed securities portfolio.

==============================================================================================================================
                                                                            At March 31
                                ----------------------------------------------------------------------------------------------
                                               1998                           1997                           1996
                                --------------------------------  -----------------------------  -----------------------------
                                Carrying      Percent of  Market  Carrying   Percent of  Market  Carrying  Percent of   Market
                                 Value          Total      Value   Value       Total     Value     Value     Total      Value
------------------------------------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
FNMA                            $28,570         48.8%    $28,570   $7,025       47.0%   $ 7,025   $16,126     57.4%    $16,126
FHLMC                             2,580          4.4       2,580    4,555       30.5      4,555    10,089     35.9      10,089
GNMA                             27,362         46.8      27,362    3,374       22.5      3,374     1,881      6.7       1,881
------------------------------------------------------------------------------------------------------------------------------
Total mortgage-
     backed securities          $58,512        100.0%    $58,512  $14,954      100.0%   $14,954   $28,096    100.0%    $28,096
==============================================================================================================================


The following table sets forth the activity in ESB's mortgage-backed securities during the periods indicated:

==================================================================================================================
                                                               For the Fiscal Year Ended March 31,
                                                               -----------------------------------
                                                                  1998         1997       1996
------------------------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
               Mortgage-backed securities:
                  At beginning of period                         $14,954     $28,096     $15,260
                       Purchases                                  56,569      14,211      24,235
                       Sales                                     (10,036)    (22,254)     (6,898)
                       Repayments                                 (3,134)     (4,585)     (4,022)
                       Premium/discount amortization, net           (204)       (295)       (446)
                       SFAS 115 fair market value adjustment         363        (219)        (33)
------------------------------------------------------------------------------------------------------------------
                  End of period                                  $58,512     $14,954     $28,096
==================================================================================================================


The composition and maturities of ESB's mortgage-backed securities portfolio are indicated in the following table at March 31, 1998:

=========================================================================================================================
                               Less than one year      One to five years     Five to ten years        Over ten years
                               ------------------      -----------------     -----------------        --------------
                                          Weighted               Weighted                Weighted                Weighted
                             Carrying     Average   Carrying     Average    Carrying     Average   Carrying       Average
                               Value       Yield      Value       Yield       Value       Yield      Value         Yield
-------------------------------------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)
FNMA                           $130        7.25%     $  635        7.70%       $  -           -%    $27,805         6.14%
FHLMC                           232           7         886        7.82         143        6.94       1,319          6.6
GNMA                              -           -         132           9           -           -      27,230          6.5
-------------------------------------------------------------------------------------------------------------------------
   Total mortgage-
      backed securities        $362        7.09%     $1,653        7.87%       $143        6.94%    $56,354         6.33%
=========================================================================================================================


======================================================================================

                                                             Total
                                         ---------------------------------------------
                                          Average
                                         Remaining               Estimated    Weighted
                                          Years to    Carrying     Market     Average
                                          Maturity     Value       Value       Yield
--------------------------------------------------------------------------------------
                                                      (Dollars in thousands)
FNMA                                        12.3      $28,570     $28,570      6.18%
FHLMC                                        0.4        2,580       2,580      7.08
GNMA                                        13.7       27,362      27,362       6.5
--------------------------------------------------------------------------------------
   Total mortgage-
      backed securities                     12.7      $58,512     $58,512      6.38%
======================================================================================


      At March 31, 1998, ESB did not hold any security of an issuer (other than U.S. government and agency securities) which had an aggregate book value or aggregate market value in excess of 10% of ESB's stockholders' equity at the dates indicated.

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

      GENERAL. Deposits are the primary source of ESB's funds for lending and other investment purposes. In addition to deposits, ESB derives funds from loan principal repayments. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by the general level of interest rates and money market conditions. ESB also has access to advances from the FHLB of Des Moines. These advances can be used on a short-term basis to compensate for reductions in the availability of funds from other sources or they may be used on a longer term basis for general business purposes.

      DEPOSIT ACCOUNTS. Local deposits are and traditionally have been the primary source of ESB's funds for use in lending and other general business purposes. Deposits are attracted from within ESB's primary market area (metropolitan St. Louis) through an offering of a variety of financial accounts including savings, checking, money market, certificates of deposit, retirement plan accounts, and commercial checking. The account terms vary by type of account according to minimum balance requirements, interest rate, and the length of time the account must remain open without incurring a penalty for withdrawal of the funds as well as other factors. ESB relies on the location of its offices, customer satisfaction, and other references as its primary sources of deposit solicitation. To a lesser degree, local media advertising is used in the seeking of deposit funds.

      In determining the individual characteristics of its deposit accounts, ESB considers the products and rates offered by the competition, the attractiveness of the product to its customer base, the profitability of the product to ESB, and the effect the account will have on the asset liability mix of the institution. Attractive, convenient locations and quality service are ESB's benchmark of success. ESB does not use brokered deposits.

The following table sets forth information concerning ESB's savings deposits at the dates indicated.

=================================================================================================================================
                                                       1998                         1997                        1996
                                           ----------------------------  ---------------------------  ---------------------------
                                                      Percent                      Percent                     Percent
                                                      of Total  Nominal            of Total  Nominal           of Total   Nominal
                                           Balance    Deposits   Rate    Balance   Deposits    Rate   Balance  Deposits     Rate
---------------------------------------------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
NOW accounts                              $  8,370      7.02%    1.86%   $  7,170     5.83%    2.24%  $  6,990     5.62%    2.27%
Passbook                                    19,762     16.57     2.51      21,577    17.55     2.51     21,831    17.53     2.51
Money market demand                          5,517      4.62     3.07       6,135     4.99     3.22      6,552     5.26     2.93
Noninterest checking                         6,920      5.80     0.00       4,993     4.06     0.00      3,824     3.07     0.00

Certificates of Deposit:
  28-91 days - Fixed-term, fixed-rate           30      0.02     2.95          34     0.03     2.88         50     0.04     2.81
  6 months - Fixed-term, fixed-rate          2,271      1.90     4.00       2,439     1.98     4.01      2,667     2.14     4.00
  9 months - Fixed-term, fixed-rate          8,054      6.75     5.26       7,932     6.45     5.27      6,906     5.55     5.43
  12 months - Fixed-term, fixed-rate         8,036      6.74     5.14       8,350     6.79     5.06      9,248     7.43     5.32
  24 months - Fixed-term, fixed-rate         7,467      6.26     5.50       6,760     5.50     5.55      6,328     5.08     5.49
  36 months - Fixed-term, fixed-rate         3,029      2.54     5.57       3,010     2.45     5.35      4,218     3.39     4.71
  48 months - Fixed-term, fixed-rate        12,955     10.86     6.36      11,568     9.41     6.39     10,225     8.21     6.44
  60 months - Fixed-term, fixed-rate        12,869     10.79     5.61      18,300    14.88     5.67     20,062    16.11     5.80
  24 months - Fixed-term, variable-rate        639      0.54     5.50         631     0.51     5.50        904     0.73     5.50
  5 - 20 years - Fixed-term, fixed-rate
    (Guaranteed Account)                       122      0.10     8.92         115     0.09     8.93        107     0.09     8.91
  1-60 months - Negotiated rate              2,214      1.86     6.12       2,718     2.21     6.20      3,428     2.75     5.96

Retirement Accounts (IRAs):
  12 months - Fixed-term, fixed-rate           883      0.74     5.00         962     0.78     5.00      1,037     0.83     5.00
  24 months - Fixed-term, fixed-rate         1,004      0.84     5.39         942     0.77     5.53        809     0.65     5.53
  36 months - Fixed-term, fixed-rate           734      0.62     5.53         755     0.61     5.44        940     0.75     4.89
  48 months - Fixed-term, fixed-rate        10,848      9.09     6.53      10,260     8.34     6.59      8,563     6.88     6.74
  60 months - Fixed-term, fixed-rate         6,944      5.82     5.86       7,710     6.27     5.87      9,293     7.46     6.08
  120 months - Fixed-term, fixed-rate          395      0.33    10.00         370     0.30    10.00        346     0.28    10.00
  24 months - Fixed-term, variable-rate        238      0.19     5.50         252     0.20     5.50        187     0.15     5.50
---------------------------------------------------------------------------------------------------------------------------------
                                          $119,301    100.00%    4.49%   $122,983   100.00%    4.63%   124,515   100.00%    4.69%
=================================================================================================================================


      The following table indicates the amount of ESB's jumbo certificates of deposit by time remaining until maturity as of March 31, 1998. Jumbo certificates of deposit require minimum deposits of $100,000 and have negotiable rates.

========================================================
                                       Certificates
    Maturity period                     of deposit
--------------------------------------------------------
                                  (Dollars in thousands)
Three months or less                      $  550
Three through six months                     300
Six through twelve months                    344
Over twelve months                         1,020
--------------------------------------------------------
                                          $2,214
========================================================

DEPOSIT FLOW

      The following table sets forth the balances of savings deposit in the various types of savings accounts offered by ESB at the dates indicated.

                                                                At March 31
                         ------------------------------------------------------------------------------------------------
                                   1998                            1997                               1996
                         ----------------------------   -----------------------------      ------------------------------
                                  Percent                         Percent                            Percent
                                    of      Increase                of      Increase                   of       Increase
                         Amount    total   (decrease)   Amount     total   (decrease)      Amount     total    (decrease)
                         ------    -----   ----------   ------     -----   ----------      ------     -----    ----------
                                                           (Dollars in thousands)

Noninterest-
  bearing checking     $  6,920     5.80%   $ 1,927    $  4,993     4.06%    $ 1,169      $  3,824      3.07%    $ 1,186
NOW accounts              8,370     7.02      1,200       7,170     5.83         180         6,990      5.62        (532)
Passbook
  accounts               19,762    16.57     (1,815)     21,577    17.55        (254)       21,831     17.53      (2,047)
Money market
  demand                  5,517     4.62       (618)      6,135     4.99        (417)        6,552      5.26      (1,226)
Fixed-rate
  certificates           77,855    65.26     (4,370)     82,225    66.86      (2,002)       84,227     67.64       5,577
Variable-rate
  certificates              877     0.73         (6)        883      .71        (208)        1,091       .88          (3)
-------------------------------------------------------------------------------------------------------------------------
     Total             $119,301   100.00%   $(3,682)   $122,983   100.00%    $(1,532)     $124,515    100.00%    $ 2,955
=========================================================================================================================


CERTIFICATES OF DEPOSIT BY RATES

      The following table sets forth the certificates of deposits classified by rates as of the dates indicated.

==========================================================================================
                                                                At March 31
                                              -------------------------------------------
                                              1998                 1997              1996
------------------------------------------------------------------------------------------
                                                          (Dollars in thousands)
Less than 3.00%                             $     3              $     8           $    19
3.00% to 3.99%                                   26                  251             1,344
4.00% to 4.99%                                3,214                3,925             6,553
5.00% to 5.99%                               48,216               49,200            43,120
6.00% to 6.99%                               15,122               17,083            19,200
7.00% to 7.99%                               11,634               12,155            14,630
8.00% and greater                               517                  486               453
------------------------------------------------------------------------------------------
  Total                                     $78,732              $83,108           $85,319
==========================================================================================


      Certificate of deposit accounts at March 31, 1998, 1997, and 1996 are scheduled to mature as indicated in the following table.

=========================================================================================================

                                      1998                        1997                        1996
                              --------------------        -------------------         -------------------
                                           Percent                    Percent                     Percent
                                             of                         of                          of
                              Amount        total         Amount       total          Amount       total
                              ------        -----         ------       -----          ------       -----
                                                        (Dollars in thousands)

Within one year              $42,430        53.9%        $36,335        43.7%        $32,402        38.0%
Second year                   21,282        27.0          22,832        27.5          16,287        19.1
Third year                     6,832         8.7          16,693        20.1          18,727        21.9
Fourth year                    4,563         5.8           4,949         6.0          15,464        18.1
  Thereafter                   3,625         4.6           2,299         2.7           2,439         2.9
---------------------------------------------------------------------------------------------------------
    Total                    $78,732       100.0%        $83,108       100.0%        $85,319       100.0%
=========================================================================================================


      The following table sets forth the savings activities of ESB for the periods indicated.

==============================================================================================

                                                         For the Fiscal Year Ended March 31,
                                                         -----------------------------------
                                                         1998           1997           1996
----------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)

Beginning balance                                      $122,983       $124,515       $121,560
Net decrease before interest credited                    (8,121)        (5,811)        (1,331)
Interest credited                                         4,439          4,279          4,286
----------------------------------------------------------------------------------------------
                                                       $119,301       $122,983       $124,515
==============================================================================================


BORROWINGS

     While deposits are the primary source of funds for ESB, advances from the FHLB of Des Moines are necessary periodically to supplement the funds required for operations. At March 31, 1998, ESB had $104.0 million in FHLB of Des Moines advances outstanding. During fiscal year 1998, ESB utilized FHLB advances to offset deposit outflows to provide for increased originations of portfolio loans and increased investment in mortgage-backed securities.

     EMC maintains a custodial borrowing relationship at an unaffiliated bank secured by investment securities with an amortized cost and a market value of approximately $4.0 million at March 31, 1998. At March 31, 1998, there was $1.7 million outstanding on this note payable.

    The following table sets forth certain information regarding borrowings by ESB at the end of and during the periods indicated.

==============================================================================================
                                                          At and For the Year Ended March 31,
                                                          -----------------------------------
                                                          1998            1997           1996
----------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)
Weighted average rate at March 31:
     FHLB of Des Moines borrowings                         5.32%          5.34%          5.52%
     Note payable to bank                                  2.25           2.25           2.25
     ESOP debt                                                -           9.50           9.25

Maximum amount of borrowings outstanding
     at any month-end:
         FHLB of Des Moines borrowings                 $104,000        $67,000        $62,000
         Note payable to bank                             4,000          4,000          3,000
         ESOP debt                                          136            158            193

Approximate average borrowings outstanding
     with respect to:
         FHLB of Des Moines borrowings                 $ 76,208        $61,917        $46,000
         Note payable to bank                             3,085          2,259          2,194
         ESOP debt                                           68            150          1,801

Approximate weighted average rate paid on:
     FHLB of Des Moines borrowings                         5.29%          5.46%          5.96%
     Note payable to bank                                  2.25           2.25           2.25
     ESOP debt                                             8.50           9.25           9.73
----------------------------------------------------------------------------------------------


COMPETITION

      Equality has been, and intends to continue to be, a community-oriented financial intermediary offering a wide variety of financial services to meet the needs of the communities it serves. Equality is headquartered in St. Louis, Missouri. It currently operates through ESB and EMC using eight full and limited service offices in the St. Louis area.

      ESB faces intense competition both in making loans and in attracting deposits. The St. Louis area has a large number of financial institutions, many of which have greater financial resources, name recognition and market presence than ESB, and all of which are competitors of ESB to varying degrees. Particularly intense competition exists for deposits and in all of the lending activities engaged in by ESB and EMC.

      EMC's competition for loans comes principally from national, regional and local mortgage-banking companies, commercial banks, other savings and loan associations, savings banks, insurance companies, finance companies and credit unions. Thus, no assurances can be made that EMC will be able to maintain its current level of such loans. ESB competes for mortgage loans principally through EMC. Competition is based on a combination of interest rates and loan fees charged in addition to the availability of special issues such as the Affordable Housing Program. The efficiency and quality of the service provided also plays a significant role in EMC's competitive position.

      ESB's most direct competition for deposits historically has come from other savings and loan associations, commercial banks, savings banks and credit unions. In addition, ESB faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such areas as money market funds, other mutual funds (such as corporate and government securities funds) and annuities. ESB competes for deposits by offering customers a variety of savings accounts, checking accounts, certificates of deposit, and a responsive, customer-oriented staff, as well as convenient access to ESB by 24-Hour Teller Machines or personal appointment.

      Trends toward the consolidation of the banking industry and the lifting of interstate banking and branching restrictions may make it more difficult for smaller institutions, such as ESB, to compete effectively with large, national and regional banking institutions.

      Smaller institutions such as ESB will be forced to either compete with larger institutions on pricing of products and services, or to identify and operate in a "niche" that will allow for operating margins to be maintained at profitable levels. As a locally-based financial institution, ESB's strategy has been to position itself as a community-oriented financial institution that provides high quality products and services to meet the retail banking needs of its local customer base. This strategy is designed to identify a niche in ESB's market where it can effectively compete against much larger institutions.

SUBSIDIARY ACTIVITIES AND JOINT VENTURES

      ESB has two wholly owned subsidiaries, EMC and Equality Commodity Corporation ("ECC"). ECC operates a full-service insurance agency under the name Equality Insurance Agency ("EIA") and owns one income-producing property and participates in a real estate joint venture. EIA provides a full array of insurance products, including property and casualty, automobile, health and life insurance, and, to a much lesser degree, commercial fire and casualty insurance. EIA also offers annuities and operates Flood Information Specialists, which issues flood plain certificates. These certificates are required by all mortgage loan lenders and is a requirement for selling a loan in the secondary market.

      In 1986, ECC purchased a 14-unit complex located in south St. Louis near Hampton Village. The property produces a stable income stream. At March 31, 1998, the property had a net book value of $222,000.

      ECC has a 50% interest in a real estate joint venture, WC Joint Venture. WC Joint Venture owns two properties in St. Louis County, Missouri. Tenants at the properties include DDA, Suburban Journal, and IBT, Inc.

      ESB is required to deduct from capital its investment in ECC because ECC is considered a "nonincludable" subsidiary as a result of its real estate investment activities. ESB intends to continue to divest itself of various properties in an orderly and prudent manner, taking advantage of more favorable economic conditions.

PERSONNEL

      As of March 31, 1998, ESB, including subsidiaries, had 89 full-time employees and 39 part-time employees. The employees are not represented by a union or collective bargaining unit. ESB believes its relationship with its employees are good.

REGULATION AND SUPERVISION

      GENERAL
      -------

      ESB is chartered under federal law by the OTS. It is a member of the FHLB System, and its deposit accounts are insured up to legal limits by the FDIC under the SAIF. The OTS is charged with overseeing and regulating ESB's activities and monitoring its financial condition. This regulatory framework sets parameters for ESB's activities and operations and grants the OTS extensive discretion with regard to its supervisory and enforcement powers and examination policies. ESB files periodic reports with the OTS concerning its activities and financial condition, must obtain OTS approval prior to entering into certain transactions or initiating new activities, and is subject to periodic examination by the OTS to evaluate ESB's compliance with various regulatory requirements.

      Equality is a savings and loan holding company and, like ESB, is
subject to regulation by the OTS.   As part of this regulation, Equality is
required to file certain reports with, and is subject to periodic examination by, the OTS.

      PENDING FINANCIAL MODERNIZATION LEGISLATION
      -------------------------------------------

      On May 13, 1998, the U.S. House of Representatives passed a sweeping financial modernization bill, H.R. 10, The Financial Services Act of 1998, by a vote of 214 to 213. The bill was first proposed by the Clinton Administration on May 21, 1997. The final House version differs in many significant respects from the Administration's proposed bill. The House bill has been sent to the U.S. Senate for its consideration. The Senate began hearings on the legislation on June 17, 1998. If passed by the Senate, the bill would not become law unless it is signed by the President. As of the date of its passage by the House, there were only 30 or so legislative days left in the 105th Congress, which many observers believe is an inadequate amount of time for the Senate to act on the legislation in the 1998 legislative year. In addition, the Administration has commented publicly that it will not support the legislation in the form passed by the House. Accordingly, whether the bill will pass in the near future remains uncertain and the ultimate form the legislation might take if enacted cannot be predicted at this time.

      The bill, among other things, addresses the ongoing debate concerning mixing banking and commerce. Under the proposal, banks could affiliate with insurance and securities companies in a holding company structure, subject to functional regulation. Much of the debate concerning the legislation has centered on whether non-banking activities can be conducted through subsidiaries of the bank, rather than only through holding companies. In this regard, H.R. 10 requires banks to move non-banking activities to holding companies regulated by the Board of Governors of the Federal Reserve System, thereby removing them from under the bank. Securities activities would be regulated by the Securities and Exchange Commission, and state regulators would oversee insurance activities. The proposal provides for further study of the issues relating to merging the SAIF and BIF. If adopted, the legislation would represent the most significant overhaul of financial services laws since the 1930s when the Glass-Steagall Act of 1933 was enacted.

      With respect to the thrift industry, H.R. 10 does not contain provisions eliminating the federal thrift charter and requiring all federal thrifts to convert into national banks within two years. The bill allows unitary thrift holding companies to continue operating, but prevents any new unitary thrifts from being formed after March 31, 1998. Prior versions of the bill would have eliminated the federal thrift charter, while allowing existing unitary thrift holding companies to retain their status and affiliations with nonfinancial enterprises and to engage in all currently permissible activities.

      FEDERAL SAVINGS ASSOCIATION REGULATION
      --------------------------------------

      BUSINESS ACTIVITIES. The activities of savings associations are governed by the Home Owners' Loan Act, as amended (the "HOLA"), and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act"). The HOLA and the FDI Act were amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FIRREA was enacted for the purpose of resolving problem savings associations, establishing a new thrift insurance fund, reorganizing the regulatory structure applicable to savings associations, and imposing bank-like standards on savings associations. FDICIA, among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties, mandates the establishment of a risk-based deposit insurance assessment system, and requires imposition of numerous additional safety and soundness operational standards and restrictions. FIRREA and FDICIA both contain provisions affecting numerous aspects of the operations and regulations of federally-insured savings associations and empowers the OTS and the FDIC, among other agencies, to promulgate regulations implementing its provisions.

      QUALIFIED THRIFT LENDER TEST. In September 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 became law (the "Economic Growth Act of 1996"). In the past, savings associations were required to satisfy a qualified thrift lender test ("QTL" test) by maintaining 65% of their portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 20% of total assets) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly basis in nine out of every twelve months.

      The Economic Growth Act of 1996 liberalized the QTL test for savings associations by permitting them to satisfy a similar-but-different 60% asset test under the Internal Revenue Code. Alternatively, savings associations may meet the QTL test by satisfying a more liberal 65% asset test that allows an institution to include small business, credit card, agriculture and education loans as qualified investments for purposes of the test. Furthermore, consumer loans now count as qualified thrift investments up to 20% of portfolio assets. On April 3, 1997, OTS issued a final rule that implements provisions of the Economic Growth Act of 1996, including the amended QTL test.

      If a federal savings association fails the QTL test, it must convert to a bank or conform its activities to those permitted to a national bank (but which activities also are not inconsistent with the powers permitted to a savings association), particularly as they relate to investments, branching and dividends, and it also shall not be eligible for new advances from any Federal Home Loan Bank. A federal savings association that fails the QTL test may requalify.

      BRANCHING. A federally-chartered savings association, like ESB, can establish branches in any state or states in the United States and its territories, subject to a few exceptions. The exercise by the OTS of its authority to permit interstate branching by federal savings associations is preemptive of any state law purporting to address the subject of branching by a federal savings association.

      COMMERCIAL AND CONSUMER LENDING AUTHORITY. Before the Economic Growth Act of 1996, federal savings associations were able to lend up to 10% of their assets in commercial business loans (i.e., secured or unsecured loans for commercial, corporate, business, or agricultural purposes) and, subject to OTS approval for a higher amount, up to 400% of their capital in commercial real estate loans. In addition, federal savings associations were permitted to make consumer loans (i.e., loans for personal, family or household purposes) in an amount not to exceed 35% of their assets.

      The Economic Growth Act of 1996 amended the commercial-lending-asset limit by increasing the ceiling from 10% to 20%, but provides that amounts in excess of 10% may be used only for small business loans. Moreover, the new law exempts credit card and educational loans from any percentage of asset limitations applicable to consumer loans. The interim final rule issued by the OTS on November 27, 1996, defines a "small business loan" as one which meets the Small Business Administration size eligibility standards. This definition also applies for purposes of the new QTL test.

      Effective October 30, 1996, the OTS (as part of its regulatory streamlining project) amended its lending regulations for federal savings associations to remove the requirement that commercial loans made at the service corporation level be aggregated with the 10% of assets limit on commercial lending.

      LOANS TO ONE BORROWER. Under HOLA, savings associations are generally subject to the national bank limits regarding loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus, where the borrowing is not fully secured by readily-marketable collateral. An additional amount may be lent, equal to 10% of the association's unimpaired capital and surplus, if such additional borrowing is secured by readily-marketable collateral at least equal to the amount of such additional funds. At March 31, 1998, ESB had no outstanding loans or commitments that exceeded the loans to one borrower limit at the time made or committed.

      BROKERED DEPOSITS.   Well-capitalized savings associations that are not
troubled are not subject to brokered deposit limitations. Adequately-capitalized associations are able to accept, renew or roll over brokered deposits but only (i) with a waiver from the FDIC and (ii) subject to the limitation that they do not pay an effective yield on any such deposit that exceeds by more than (a) 75 basis points the effective yield paid on deposits of comparable size and maturity in such association's normal market area for deposits accepted in its normal market area or (b) 120 basis points of the current yield on similar maturity U.S. Treasury obligations or, in the case of any deposit at least half of which is uninsured, 130% of such Treasury yield. Undercapitalized associations are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the association's normal market area or in the market area in which such deposits are being solicited. ESB is not presently soliciting brokered deposits.

      ENFORCEMENT. Under the FDI Act, the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and any attorneys, appraisers, and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured association. Civil penalties cover a wide range of violations and actions. Criminal penalties for most financial association crimes include fines and imprisonment. In addition, regulators have substantial discretion to impose enforcement action on an association that fails to comply with its regulatory requirements, particularly with respect to amounts of capital. Possible enforcement action ranges from requiring the preparation of a capital plan or imposition of a capital directive to receivership, conservatorship or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS enforcement action be taken with respect to a particular savings association. If action is not taken by the Director, the FDIC has authority to take enforcement action under certain circumstances.

      ASSESSMENTS. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment paid on a semi-annual basis is computed based upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly thrift financial report.

      FEDERAL HOME LOAN BANK SYSTEM. ESB is a member of the FHLB System, which consists of 12 regional FHLB's. The FHLB provides a central credit facility primarily for member associations. ESB, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-Des Moines, whichever is greater. ESB is in compliance with this requirement, with an investment in FHLB-Des Moines stock at March 31, 1998 of $5.2 million. FHLB advances must be secured by specified types of collateral and may be obtained only for the purpose of purchasing or funding new residential housing finance assets.

      OTS CAPITAL REQUIREMENTS. The OTS capital regulations require savings associations to meet three capital standards: a 1.5% tangible capital standard, a 3% leverage ratio (or core capital ratio), and an 8% risk-based capital standard.

      Tangible capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related earnings, certain nonwithdrawable accounts and pledged deposits of mutual savings associations, and minority interests in equity accounts of fully consolidated subsidiaries, less intangible assets (other than certain mortgage servicing rights) and certain equity and debt investments in nonqualifying subsidiaries.

      Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations, certain amounts of goodwill resulting from prior regulatory accounting practices, less intangible assets (other than certain mortgage servicing rights) and certain equity and debt investments in nonqualifying subsidiaries.

      The OTS capital regulation requires that in meeting the leverage ratio, tangible and risk-based capital standards, savings associations must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank (a "nonqualifying subsidiary"). At March 31, 1998, ECC was considered a nonqualifying subsidiary.

      In April 1991, the OTS issued a proposal to amend its regulatory capital regulation to establish a 3% leverage ratio (defined as the ratio of core capital to adjusted total assets) for associations in the strongest financial and managerial condition, with a 1 CAMEL Rating (the highest rating of the OTS for savings associations). For all other associations, the minimum core capital leverage ratio would be 3% plus at least an additional 100 to 200 basis points. In determining the amount of additional capital under the proposal, the OTS would assess both the quality of risk management systems and the level of overall risk in each individual association through the supervisory process on a case-by-case basis. Associations that failed the new leverage ratio would be required to file with the OTS a capital plan that details the steps they would take to reach compliance. If enacted in final form as proposed, management does not believe that the proposed regulation would have a material effect on ESB's operations.

      Although the OTS has not adopted this regulation in final form, generally a savings association that has a leverage capital ratio of less than 4% will be deemed to be "undercapitalized" under the OTS prompt corrective action regulations and consequently can be subject to various limitations on activities.

      The OTS' risk-based capital standard requires that savings associations maintain a ratio of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8%. In calculating total capital, a savings association must deduct reciprocal holdings of depository institution capital instruments, all equity investments and that portion of land loans and nonresidential construction loans in excess of 80% loan-to-value ratio and its interest rate risk component (as discussed below), in addition to the assets that must be deducted in calculating core capital. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset.

      The components of core capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mutual capital certificates, certain nonwithdrawable accounts and pledged deposits, certain net worth certificates, income capital certificates, certain perpetual subordinated debt, mandatory convertible subordinated debt, certain intermediate-term preferred stock, certain mandatorily redeemable preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25%. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At March 31, 1998, ESB met each of its capital requirements.

      FDICIA required that the OTS (and other federal banking agencies) revise risk-based capital standards, with appropriate transition rules, to ensure that they take account of interest rate risk, concentration of risk and the risks of nontraditional activities.

      The OTS' interest rate risk component became effective on January 1, 1994. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates (except when the three-month Treasury bond equivalent yield falls below 4%, then the decrease would be equal to one-half of that Treasury rate) divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the association's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Savings associations with assets of less than $300 million and risk-based capital ratios in excess of 12% are not subject to the interest rate risk component. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component.

      LIQUIDITY. ESB is required to maintain an average daily balance of liquid assets (e.g., cash, accrued interest on liquid assets, certain time deposits, savings accounts, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to not less than a specified percentage of the average daily balance of its net withdrawal deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member associations; this requirement is currently 4%. The OTS requires that the average daily balance of liquid assets be determined calculated using the amount of the institution's liquidity base as the end of the preceding calendar quarter or the average daily balance of its liquidity base during the preceding quarter The OTS may determine the adequacy of an institution's liquidity on a case-by-case basis, using as a standard that level of liquidity necessary to ensure that the institution operates on a "safe and sound" basis. The OTS may initiate enforcement actions for failure to meet these liquidity requirements.

      INSURANCE OF DEPOSIT ACCOUNTS AND DEPOSIT INSURANCE PREMIUMS. FDICIA required the FDIC to establish a risk-based assessment system for insured depository associations that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the rule, the FDIC assigns an association to one of three capital categories consisting of (i) "well capitalized," (ii) "adequately capitalized" or (iii) "undercapitalized", and one of three supervisory subcategories. The supervisory subgroup to which an association is assigned is based on a supervisory evaluation provided to the FDIC by the association's primary federal regulator and information which the FDIC determines to be relevant to the association's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the association's state supervisor). An association's assessment rate depends on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates range from 23 basis points for an association in the highest category (i.e., well-capitalized and healthy) to 31 basis points for an association in the lowest category (i.e., undercapitalized and of substantial supervisory concern).

      The SAIF and the BIF were required by law to achieve and maintain a ratio of insurance reserves to total insured deposits equal to 1.25%. The BIF reached this required reserve ratio during 1995, while some predictions indicated the SAIF would not reach this target until the year 2002. The SAIF had not grown as quickly as the BIF for many reasons, but in large part because almost half of SAIF premiums had to be used to retire bonds issued by the Financing Corporation ("FICO Bonds") in the late 1980's to recapitalize the Federal Savings and Loan Insurance Corporation. Until 1995, the SAIF and BIF deposit insurance premium rate schedules had been identical. But in-mid 1995, the FDIC issued final rules modifying its assessment rate schedules for SAIF and BIF member institutions, which required SAIF-insured institutions to pay a significantly higher deposit premium than their BIF-insured counterparts. Thrift industry representatives argued that this significant premium differential caused savings associations to operate at a competitive disadvantage to their BIF-insured bank counterparts.

      On September 30, 1996, President Clinton signed the Deposit Insurance Funds Act of 1996 ("DIFA") that was part of the omnibus spending bill enacted by Congress at the end of its 1996 session. DIFA mandated that the FDIC impose a special assessment on the SAIF-assessable deposits of each insured depository institution at a rate applicable to all such institutions that the FDIC determined would cause the SAIF to achieve its designated reserve ratio of 1.25% as of October 1, 1996. In response to this legislation, in order to recapitalize the SAIF, on October 10, 1996, the FDIC adopted a final rule governing the payment of a SAIF special assessment in the amount of 65.7 basis points. SAIF-insured institutions were required to pay the assessment by November 27, 1996. In response to the recapitalization of the SAIF, the FDIC announced on December 11, 1996 that deposit insurance rates for most savings associations insured under the SAIF would be lowered to zero effective January 1, 1997, thereby equalizing SAIF insurance premiums with those paid by BIF-insured institutions.

      DIFA mandates the merger of the SAIF and BIF, effective January 1, 1999, but only if no insured depository institution is a savings association on that date. The combined deposit insurance fund, if the funds are merged, will be called the "Deposit Insurance Fund", or "DIF".

      Before DIFA, federal regulators and thrift industry trade groups were predicting that a default would occur on the FICO Bonds as early as 1998, as SAIF-assessable deposits continued to decline. DIFA amends The Federal Home Loan Bank Act to impose the FICO assessment against both SAIF and BIF deposits beginning after December 31, 1996. But the assessment imposed on insured depository institutions with respect to any BIF-assessable deposit will be assessed at a rate equal to one-fifth of the rate (approximately 1.3 basis points) of the assessments imposed on insured depository institutions with respect to any SAIF-assessable deposit (approximately 6.7 basis points). The FICO assessment for 1996 was paid entirely by SAIF-insured institutions. BIF-insured banks will pay the same FICO assessment as SAIF-insured institutions beginning as of the earlier of December 31, 1999 or the date as of which the last savings association ceases to exist.

      LIMITATION ON CAPITAL DISTRIBUTIONS. The OTS regulations impose limitations upon all capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another association in a cash-out merger and other distributions charged against capital. The regulations establish three tiers of associations. An association that exceeds all fully phased-in capital requirements before and after the proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the higher of (a) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (b) 75% of its net reserve over the most recent four-quarter period. Any additional capital distributions would require prior regulatory approval. In computing the association's permissible percentage of capital distributions, previous distributions made during the prior four quarter period must be included. As of March 31, 1998, ESB met the requirements of a Tier 1 Association. In the event ESB's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, ESB's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any association, which would otherwise be permitted by regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

      On March 9, 1998, the issued a Notice of Proposed Rulemaking that, if adopted in final form, would amend its capital distribution regulation. The proposed rule updates, simplifies, and streamlines the capital distribution regulation to reflect OTS's implementation of the system of prompt corrective action established under FDICIA.

      COMMUNITY REINVESTMENT. The OTS, the FDIC, the Federal Reserve Board and the OCC have jointly issued a final rule (the "Final Rule") under the Community Reinvestment Act (the "CRA"). The Final Rule eliminates the existing CRA regulation's twelve assessment factors and substitutes a performance based evaluation system. The Final Rule will be phased in over a period of time and become fully effective by July 1, 1997. Under the Final Rule, an institution's performance in meeting the credit needs of its entire community, including low- and moderate-income areas, as required by the CRA, will generally be evaluated under three tests: the "lending test," the "investment test," and the "service test."

      The lending test analyzes lending performance using five criteria: (i) the number and amount of loans in the institution's assessment area, (ii) the geographic distribution of lending, including the proportion of lending in the assessment area, the dispersion of lending in the assessment area, and the number and amount of loans in low-, moderate-, middle-, and upper-income areas in the assessment area, (iii) borrower characteristics, such as the income level of individual borrowers and the size of businesses or farms,
(iv) the number and amount, as well as the complexity and innovativeness of an institution's community development lending and (v) the use of innovative or flexible lending practices in a safe and sound manner to address the credit needs of low- or moderate-income individuals or areas. The investment test analyzes investment performance using four criteria: (i) the dollar amount of qualified investments, (ii) the innovativeness or complexity of qualified investments, (iii) the responsiveness of qualified investments to credit and community development needs, and (iv) the degree to which the qualified investments made by the institution are not routinely provided by private investors. The service test analyzes service performance using six criteria: (i) the institution's branch distribution among low-, moderate-, middle-, and upper-income areas, (ii) its record of opening and closing branches, particularly in low- and moderate-income areas, (iii) the availability and effectiveness of alternative systems for delivering retail banking services,

(iv) the range of services provided in low-, moderate-, middle- and upper-income areas and extent to which those services are tailored to meet the needs of those areas, (v) the extent to which the institution provides community development services, and (vi) the innovativeness and responsiveness of community development services provided.

      An independent financial institution with assets of less than $250 million, or a financial institution with assets of less than $250 million that is a subsidiary of a holding company with assets of less than $1 billion, will be evaluated under a streamlined assessment method based primarily on its lending record. The streamlined test considers an institution's loan-to-deposit ratio adjusted for seasonal variation and special lending activities, its percentage of loans and other lending related activities in the assessment area, its record of lending to borrowers of different income levels and businesses and farms of different sizes, the geographic distribution of its loans, and its record of taking action, if warranted, in response to written complaints. In lieu of being evaluated under the three assessment tests or the streamlined test, a financial institution can adopt a "strategic plan" and elect to be evaluated on the basis of achieving the goals and benchmarks outlined in the strategic plan.

      TRANSACTIONS WITH RELATED PARTIES. ESB's authority to engage in transactions with related parties or "affiliates," (i.e., any company that controls or is under common control with an association) including the Corporation and its non-savings-association subsidiaries or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Subsidiaries of a savings association are generally exempted from the definition of "affiliate." Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20% of the savings association's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in the FRA and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with non-affiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies. Notwithstanding Sections 23A and 23B, FIRREA prohibits any savings association from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act ("BHC Act"). Further, no savings association may purchase the securities of any affiliate other than a subsidiary.

      ESB's authority to extend credit to executive officers, directors, and 10% shareholders, as well as such entities such persons control are currently governed by Section 22(g) and 22(h) of the FRA and Regulation O promulgated by the Federal Reserve Board. Among other things, these regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans ESB may make to such persons based, in part, on ESB's capital position, and require certain approval procedures to be followed. OTS regulations, with the exception of minor variations, apply Regulation O to savings associations.

      PROMPT CORRECTIVE REGULATORY ACTION. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized associations. Under this system, the OTS is required to take certain supervisory actions against undercapitalized associations, the severity of which depends upon the association's degree of undercapitalization. Generally, subject to a narrow exception, FDICIA requires the OTS to appoint a receiver or conservator for an association that is critically undercapitalized. FDICIA authorizes the OTS to specify the ratio of tangible equity to assets at which an association becomes critically undercapitalized and requires that ratio be no less than 2% of assets.

      Under OTS regulations, a savings association is considered to be undercapitalized if it has risk-based capital of less than 8% or has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4% or has a leverage ratio less than 3% if the savings association is rated composite 1 under the composite numerical rating assigned to the association by the OTS under the Uniform Financial Institutions Rating System or an equivalent rating under a comparable rating system adopted by the OTS in the most recent rating of which the association has been notified in writing (the "UFIRS"). A savings association that has risk-based capital less than 6% or a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3% would be considered to be "significantly undercapitalized." A savings association that has a tangible equity to total assets ratio equal to or less than 2% would be deemed to be "critically undercapitalized." Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. In addition, numerous mandatory supervisory actions become immediately applicable to the association, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. In addition, the OTS could issue a capital directive to the savings association that includes additional discretionary restrictions on the savings association.

      REAL ESTATE LENDING STANDARDS. The OTS and the other federal banking agencies have uniform regulations prescribing real estate lending standards. The OTS regulation requires each savings association to establish and maintain written internal real estate lending standards consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The policy must also be consistent with accompanying OTS guidelines, which include maximum loan-to-value ratios for the following types of real estate loans: raw land (65%), land development (75%), nonresidential construction (80%), improved property (85%), and one- to four-family residential construction (85%). Owner-occupied one- to four-family mortgage loans and home equity loans do not have maximum loan-to-value ratio limits, but those with a loan-to-value ratio at origination of 90% or greater are to be backed by private mortgage insurance or readily marketable collateral. Institutions are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are appropriately reviewed and justified. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standard are justified.

      STANDARDS FOR SAFETY AND SOUNDNESS. As required by FDICIA and subsequently amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the federal banking regulators adopted interagency guidelines establishing standards for safety and soundness for depository institutions on matters such as internal controls, loan documentation, credit underwriting, interest-rate risk exposure, asset growth, compensation and other benefits and asset quality and earnings (the "Guidelines"). The agencies expect to request a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. FDIC regulations enacted under FDICIA also require all depository institutions to be examined annually by the banking regulators (but see, "Regulatory Relief for Thrifts and Banks") and depository institutions having $500 million or more in total assets to have an annual independent audit, an audit committee comprised solely of outside directors, and to hire outside auditors to evaluate the institution's internal control structure and procedures and compliance with laws and regulations relating to safety and soundness. The FDIC, in adopting the regulations, reiterated its belief that every depository institution, regardless of size, should have an annual independent audit and an independent audit committee.

      FINANCIAL MANAGEMENT REQUIREMENTS. FDICIA imposes new financial reporting requirements on all depository institutions with assets of more than $500 million, their management, and their independent auditors. It also establishes new rules for the composition, duties and authority of such institutions' audit committees and boards of directors. Among other things, all such depository institutions will be required to prepare and make available to the public annual reports on their financial condition and management (including statements of managements' responsibility for the financial statements, internal controls and compliance with certain federal banking laws and regulations relating to safety and soundness, and an assessment by management of the effectiveness of the institution's internal controls and procedures and the institution's compliance with such laws and regulations). The institution's independent public accountants are required to attest to these management assessments. Each such institution is also required to have an audit committee composed of independent directors.

      NEW THRIFT SUBSIDIARY AND EQUITY INVESTMENT RULES. On December 18, 1996, the OTS issued a final rule updating and streamlining its regulations governing subsidiary and equity investments. The regulation recasts operating subsidiaries and service corporations as "subordinate organizations," revises the list of permissible activities for service corporations, confirms federal preemption of state law regarding the activities of operating subsidiaries and clarifies the application process for establishing subordinate organizations. The new rule also codifies the authority of a federal savings association to invest in certain pass-through investments, such as limited partnerships and mutual funds.

      PROPOSED RULES GOVERNING FINANCIAL DERIVATIVES. On April 23, 1998, the OTS published a Notice of Proposed Rulemaking that, if adopted in final form, would apply to all financial derivatives and would replace its regulations on forward commitments, futures transactions, and financial options transactions. The proposal would continue to permit a savings association to engage in transactions involving financial derivatives to the extent that these transactions are authorized under applicable law and are otherwise safe and sound. In addition, the proposed rule would describe the responsibilities of a savings association's board of directors and management with respect to financial derivatives. Comments on the proposal were due June 22, 1998. The rule defines a financial derivative as a financial contract whose value depends on the value of one or more underlying assets, indices, or reference rates. The most common types of financial derivatives are futures, forward commitments, options, and swaps. A mortgage derivative security, such as a collateralized mortgage obligation or a real estate mortgage investment conduit, is not a financial derivative under the proposed rule. As of March 31, 1998, ESB did not own any financial derivatives as defined under the proposed rule.

      FEDERAL RESERVE SYSTEM
      ----------------------

      The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts), non-personal time deposits (those which are transferable or held by a person other than a natural person) with an original maturity of less than one and one-half years and certain money market accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $52 million or less (subject to adjustment by the Federal Reserve Board) and an initial reserve of $1.6 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $52 million. The first $4.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. ESB is in compliance with the foregoing requirements.

      The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce ESB's interest-earning assets.

      FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

      HOLDING COMPANY REGULATION
      --------------------------

      Equality is considered a non-diversified, savings and loan holding company within the meaning of the HOLA, has registered as a savings and loan holding company with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over Equality and its non-savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

      The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from (i) acquiring control of, or acquiring by merger or purchase of assets, another savings association or holding company thereof, without prior written approval of the OTS; (ii) acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or (iii) acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings associations, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

      As a unitary savings and loan holding company, Equality generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that its savings association subsidiary continues to satisfy the QTL test. Upon any acquisition by Equality of another SAIF-insured institution (other than Equality), a federal savings bank insured by the BIF, or a state-chartered BIF-insured savings bank meeting the QTL test that is deemed to be a savings institution by OTS, except for a supervisory acquisition, Equality would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA, as amended by the FIRREA, limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHC Act, subject to the prior approval of the OTS, and activities in which multiple savings and loan holding companies were authorized by regulation to engage in on March 5, 1987. Such activities include mortgage banking, consumer finance, operation of a trust company, and certain types of securities brokerage.

FEDERAL AND STATE TAXATION

      FEDERAL TAXATION. For federal income tax purposes, Equality files a federal income tax return based upon a tax year ended March 31. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the year in which the distribution occurs.

      Prior to 1997, if certain conditions were met, savings and loan associations and savings banks were allowed special bad debt deductions in determining taxable income based on either specified experience formulas or on a percentage of taxable income before such deduction. Bad debt deductions in excess of actual losses were tax-preference items, and were subject to a minimum tax. ESB used the percentage of taxable income method for the year ended March 31, 1996 in determining the bad debt deduction for tax purposes.

      The special bad debt deduction accorded thrift institutions is covered under Section 593 of the Code. The Small Business Job Protection Act of 1996 included the repeal of certain portions of Section 593 effective for tax years beginning after December 31, 1995. As a result, ESB is no longer allowed a percentage method bad debt deduction. The repeal of the thrift reserve method generally requires thrift institutions to recapture into income the portion of tax bad debt reserves accumulated since 1987 ("base year reserve"). The recapture will generally be taken into income ratably over six tax years. However, if ESB meets a residential loan requirement for tax years beginning in 1997 and 1998, recapture of the reserve can be deferred until the tax year beginning in 1999. At March 31, 1998, ESB had bad debts deducted for tax purposes in excess of the base year reserve of approximately $245,000. ESB has recognized a deferred income tax liability for this amount.

      Certain events covered by Code Section 593(e), which was not repealed, will trigger a recapture of the base year reserve. The base year reserve of thrift institutions would be recaptured if a thrift ceases to qualify as a "bank" for federal income tax purposes. The base year reserves of thrift institutions also remain subject to income tax penalty provisions which, in general, require recapture upon certain stock redemptions of, and excess distributions to, stockholders. At March 31, 1998, retained earnings included approximately $2.9 million of base year reserves for which no deferred federal income tax liability has been recognized.

      Deferred income taxes arise from the recognition of certain items of income and expense for tax purposes in years different from those in which they are recognized in the consolidated financial statements.

      ESB is subject to the corporate alternative minimum tax which is imposed to the extent it exceeds ESB's regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base will be a number of preference items, including the following: (i) 100% of the excess of a thrift institution's bad debt deduction over the amount that would have been allowable on the basis of actual experience; and (ii) for years beginning in 1988 and 1989 an amount equal to one-half of the amount by which an institution's "book income" (as specially defined) exceeds its taxable income with certain adjustments, including the addition of preference items (for taxable years commencing after 1989 this adjustment item is replaced with a new preference item relating to "adjusted current earnings" as specially computed). In addition, for purposes of the new alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income.

      ESB has not been audited by the IRS within the last five years. For additional information regarding taxation, see Note 13 of Notes to Consolidated Financial Statements.

      MISSOURI TAXATION. Equality, EMC, and ECC are subject to state corporation income tax, computed on the basis of their state taxable income, at a rate of 7%. ESB is subject to a state financial institutions tax, computed on the basis of its state income, at a rate of 7%.

ITEM 2. PROPERTIES
------------------

      ESB conducts its business through three full-service offices. ESB's main office is located at 4131 South Grand Boulevard, St. Louis, Missouri. ESB owns its main office and South County Branch in fee and they are unencumbered.

                                                                                                  Lease
                                                                                  Net            Expira-
                                      Year        Owned or         Total          Book            tion         Square
       Location                      Opened        Leased       Investment       Value            Date         Footage
       --------                      ------        ------       ----------       -----            ----         -------
                                                                  (Dollars in thousands)

MAIN OFFICE:
4131 South Grand Boulevard            1944          Owned         $2,419         $  887             --         21,740
St. Louis, Missouri  63118

BRANCHES:
Marborough Branch<F1>                 1998          Owned          1,352          1,066             --          2,912
7809 Watson Road
St. Louis, Missouri  63119

South County Branch                   1987          Owned          1,904          1,317             --          4,545
5400 South Lindbergh Boulevard
St. Louis, Missouri  63123

LOAN OFFICES:
Florissant Loan Office                1992          Leased            20             10           1998          1,306
2620 North Lindbergh
Florissant, Missouri  63033

West County Loan Office               1993          Leased             3              3           1999          1,200
14334 South Outer Forty
Chesterfield, Missouri  63017

O'Fallon Loan Office                  1994          Leased            --             --           1998            300
2017 Highway K
O'Fallon, MO  63366

Crestwood Loan Office                 1996          Leased            --             --           1998            500
9920 Watson Road, Suite 207
Crestwood, Missouri 63126

Chesterfield Loan Office              1996          Leased            --             --           1998            500
361 Chesterfield Center
Chesterfield, Missouri  63017


<F1> Formerly "Yorkshire Branch" which was opened in 1957 and leased until
     March 1998.


      In May 1997, ESB purchased a building in Arnold, Missouri (which is in Jefferson County and adjacent to St. Louis County) that ESB is remodeling as a full-service branch office. ESB expects this office to be completed by the summer of 1998. In addition, ESB purchased two other properties, one in Washington, Missouri and one in Fenton, Missouri, for the purpose of branch expansion. The Washington branch office is expected to be operational in the summer of 1998 and the Fenton office, which is currently subject to use restriction, is expected to be completed early in the year 2000. This facility will be used as a training facility in the interim. With the exception of the foregoing, ESB believes that its current facilities are adequate to meet the present and foreseeable needs of ESB and Equality.

      The net book value of ESB's investment in office properties and equipment totaled $5.6 million at March 31, 1998.

      ESB uses an outside data processing firm to process customer records and monetary transactions, post deposit and general ledger entries, and record activity in installment lending. EMC uses a second outside data processing firm to process loan servicing and loan originations.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

      Equality is, from time to time, including legal proceedings to enforce its rights a party to legal proceedings arising in the ordinary course of its business. Equality is not currently a party to any legal proceedings which could reasonably be expected to have a material adverse effect on the financial condition or operations of Equality.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.



                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
----------------------------------------------------------------------
MATTERS
-------

      The common stock of Equality Bancorp, Inc. is traded on the American Stock Exchange under the symbol "EBI." The stock was issued on December 1, 1997 at $10.00 per share. Equality paid a quarterly dividend of $.06 per share during the quarter ended March 31, 1998. As of May 31, 1998, there were 1,460 stockholders of record and 2,505,855 outstanding shares of common stock.

      Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, results of operation and financial condition, tax considerations, and general economic conditions.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

      The following information sets forth, on an historical basis, certain selected consolidated financial data for Equality and its subsidiaries. This summary has been derived from, and should be read in conjunction with the audited consolidated financial statements of Equality and the related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations.

========================================================================================================================
                                                                                    At March 31,
                                                         ---------------------------------------------------------------
                                                           1998         1997          1996         1995           1994
------------------------------------------------------------------------------------------------------------------------
                                                                            (dollars in thousands)
Financial condition data:
   Total assets                                          $255,550     $200,764      $195,768     $163,659       $147,143
   Cash, interest-bearing deposits, and
     investment securities                                 73,946       79,828        59,864       56,106         59,304
   Mortgage-backed securities                              58,512       14,954        28,096       15,260         16,987
   Loans receivable, net                                  108,415       95,928        96,998       83,235         61,683
   Savings deposits                                       119,301      122,983       124,515      121,560        132,844
   Borrowed money                                         105,679       64,249        57,305       29,256          1,105
   Stockholders' equity                                    25,838       12,634        12,789       11,873         12,050

Number of:
   Real estate loans outstanding                            1,784        1,828         1,989        1,750          1,633
   Deposit accounts                                        14,691       14,944        15,442       15,647         16,256
   Full service offices                                         3            3             3            3              3
   Loan origination offices                                     5            5             3            3              2
========================================================================================================================


                                                                                Year ended March 31,
                                                          --------------------------------------------------------------
                                                            1998         1997          1996         1995          1994
------------------------------------------------------------------------------------------------------------------------
                                                                       (dollars in thousands, except earnings
                                                                                per share information)
Operating data:
   Total interest income                                  $14,680      $13,610       $12,275       $9,697         $9,420
   Total interest expense                                   9,725        9,112         8,540        6,132          6,028
------------------------------------------------------------------------------------------------------------------------

Net interest income before
   provision for losses on loans                            4,955        4,498         3,735        3,565          3,392

Provision for losses on loans                                 116           50            31            9             12
------------------------------------------------------------------------------------------------------------------------

Net interest income after
   provision for losses on loans                            4,839        4,448         3,704        3,556          3,380

Gain on sales of mortgage loans                             1,723        1,121         1,248          775          2,432
Other noninterest income                                    1,542        1,448         1,460        1,500          1,386
Total noninterest expense                                   6,087        6,209         5,341        5,321          6,073
------------------------------------------------------------------------------------------------------------------------

Income before income tax expense
   and cumulative effect of change
   in accounting principle                                  2,017          808         1,071          510          1,125

Income tax expense                                            778          303           418          188            400
------------------------------------------------------------------------------------------------------------------------

Income before cumulative effect
   of change in accounting principle                        1,239          505           653          322            725

Cumulative effect of change in
   accounting principle                                         -            -             -            -            188
------------------------------------------------------------------------------------------------------------------------

Net income                                                $ 1,239      $   505       $   653       $  322         $  913
========================================================================================================================

Earnings per share:
   Basic                                                  $  0.51      $  0.21       $  0.27       $ 0.13         $ 0.07
   Diluted                                                   0.51         0.21          0.27         0.13           0.07
========================================================================================================================

                                                                                                             (Continued)

=========================================================================================================================
                                                                                 Year ended March 31,
                                                           --------------------------------------------------------------
                                                             1998         1997          1996         1995         1994
-------------------------------------------------------------------------------------------------------------------------
Other data:
   Return on average assets (net income
      divided by average assets)                             0.55%        0.25%         0.35%        0.20%      0.59<F1>%
   Return on average equity (net income
      divided by average equity)                             7.07         3.98          5.18         2.79       8.92<F1>
   Average equity to average assets                          7.80         6.30          6.68         7.24       6.62
   Equity to assets (end of year)                           10.11         6.29          6.53         7.25       8.19
   Interest rate spread (difference between
      average yield on interest-earning assets
      and average cost of interest-bearing
      liabilities)                                           2.08         2.12          1.90         2.21       2.23
   Net interest margin (net interest
      income as a percentage of
      average interest-earning assets)                       2.30         2.31          2.09         2.39       2.38
   Noninterest expense to total assets                       2.38         3.09          2.73         3.25       4.13
   Noninterest expense to average assets                     2.71         3.08          2.83         3.34       3.93
   Average interest-earning assets to
      average interest-bearing liabilities                 104.79       104.19        104.13       104.37     103.48
   Allowance for loan losses to total
      loans at end of period                                 0.34         0.29          0.24         0.26       0.39
   Net charge-offs to average outstanding
      loans during the period                                0.02             <F*>      0.02         0.04           <F*>
   Nonperforming assets to total assets                      0.34         0.35          0.39         0.44       0.29
=========================================================================================================================


<F1> Includes cumulative effect of change in accounting principle totaling
     $188,408, or .12% and 1.84% of average assets and average equity, respectively.

<F*> Insignificant


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

GENERAL

      Equality Bancorp, Inc. ("Equality" or the "Company") is the holding company for Equality Savings Bank ("ESB"). Equality through its subsidiary is principally engaged in the business of attracting deposits from the general public and uses these deposits, together with other funding sources, to originate or invest in residential and other mortgage loans and, to a lesser extent, nonmortgage loans, investments, and other assets. Because Equality is primarily dependent on net interest margin (interest income from loans and investments minus interest expense on deposit accounts and borrowed money) for earnings, the focus of the Company's planning has been to devise and employ strategies that provide a stable, positive spread between the yield on interest-earning assets and the cost of interest-bearing liabilities in order to maximize the dollar amount of net interest income.

      A substantial portion of Equality's operations and income are derived from the operations of Equality Mortgage Corporation ("EMC"), a wholly-owned subsidiary of ESB. EMC provides several benefits to Equality, including, among other things, originating a variety of mortgage loan products for Equality's portfolio and generating fee income for Equality through its activities in the secondary mortgage market. EMC's mortgage banking activities produce primarily two types of income -- gain on sale of mortgage loans and loan servicing fees and late charges. EMC's mortgage banking activities consist of the origination, purchase, and sale of residential mortgage loans.

      ASSET AND LIABILITY MANAGEMENT

      Equality has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations. Strong progress has been made toward restructuring the composition of the loan portfolio, and liquidity has been accumulated in investments in U.S. government and agency notes and bonds.

      Adjustable-rate mortgages, shorter-term consumer loans, and commercial business loans are among the tools currently utilized by Equality to restructure the loan portfolio. The proper pricing of deposit accounts is also significant. During periods of low or declining rates, the long-term deposits extend attractive rates while in periods of high rates, the short-term deposit accounts are competitively priced. This position allows Equality to benefit from the ability to reprice as necessary based on market conditions.

      Through EMC, Equality has focused on the origination of adjustable-rate mortgages that reprice based on fluctuations in interest rates. Fixed-rate mortgage loan originations are generally sold in the secondary market. In addition, EMC's loan servicing operations have been a source of noninterest income to Equality.

YIELDS EARNED AND RATES PAID

The earnings of Equality depend largely on the spread between the yield on interest-earning assets (primarily loans and investments) and the cost of interest-bearing liabilities (primarily deposit accounts and borrowed money), as well as the relative size of Equality's interest-earning assets and interest-bearing liability portfolios.

The following table sets forth, for the periods indicated, information regarding average balances of interest-earning assets and interest-bearing liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin, and ratio of average interest-earning assets to average interest-bearing liabilities. Average balances for a period have been calculated using the average of month-end balances during such period.

===========================================================================================================================
                                                                          Years ended March 31,
                                            -------------------------------------------------------------------------------
                                                              1998                                     1997
                                            --------------------------------------      -----------------------------------
                                              Average       Interest and    Yield/       Average      Interest and   Yield/
                                            balance<F1>      dividends       cost       balance<F1>     dividends     cost
---------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans<F2>                        $ 99,335         $ 7,341        7.39%       $ 96,113        $ 7,265      7.56%
   Consumer loans<F2>                           2,677             232        8.67           2,091            182      8.70
   Commercial business loans<F2>                5,249             530       10.10             107              2     11.21
---------------------------------------------------------------------------------------------------------------------------

     Total loans receivable                   107,261           8,103        7.55          98,311          7,449      7.58

   Investment securities                       77,443           4,748        6.13          63,710          3,931      6.17
   Interest-bearing deposits                   10,474             416        3.97           7,738            468      6.05
   Mortgage-backed securities                  16,805           1,153        6.86          21,778          1,530      7.03
   FHLB stock                                   3,894             260        6.68           3,300            232      7.03
---------------------------------------------------------------------------------------------------------------------------

Total interest-earning assets                $215,877         $14,680        6.80%       $194,837        $13,610      6.99%
===========================================================================================================================

Interest-bearing liabilities:
   Passbook                                  $ 27,229         $   663        2.43%       $ 21,846        $   546      2.50%
   Checking                                    13,487             193        1.43          11,325            169      1.49
   Money market accounts                        5,401             150        2.78           5,402            151      2.80
   Certificates of deposit                     80,529           4,628        5.75          84,102          4,816      5.73
---------------------------------------------------------------------------------------------------------------------------

     Total savings deposits                   126,646           5,634        4.45         122,675          5,682      4.63

   FHLB advances                               76,208           4,031        5.29          61,917          3,378      5.46
   Other interest-bearing liabilities           3,153              60        1.90           2,409             52      2.16
---------------------------------------------------------------------------------------------------------------------------

Total interest-bearing liabilities           $206,007         $ 9,725        4.72%       $187,001        $ 9,112      4.87%
===========================================================================================================================

Net interest income                                           $ 4,955                                    $ 4,498
===========================================================================================================================

Interest rate spread                                                         2.08%                                    2.12%
===========================================================================================================================

Net interest margin<F3>                                                      2.30%                                    2.31%
===========================================================================================================================

Ratio of average interest-earning assets
   to average interest-bearing liabilities                                 104.79%                                  104.19%
===========================================================================================================================

==================================================================================

                                                      Years ended March 31,
                                            --------------------------------------
                                                              1996
                                            --------------------------------------
                                              Average       Interest and    Yield/
                                            balance<F1>      dividends       cost
----------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans<F2>                        $ 90,257         $ 6,879        7.62%
   Consumer loans<F2>                           1,926             168        8.72
   Commercial business loans<F2>                    -               -           -
----------------------------------------------------------------------------------

     Total loans receivable                    92,183           7,047        7.65

   Investment securities                       45,945           2,827        6.15
   Interest-bearing deposits                   13,290             897        6.75
   Mortgage-backed securities                  24,642           1,333        5.41
   FHLB stock                                   2,438             171        7.01
----------------------------------------------------------------------------------

Total interest-earning assets                $178,498         $12,275        6.88%
==================================================================================

Interest-bearing liabilities:
   Passbook                                   $22,398            $562        2.51%
   Checking                                    10,884             186        1.71
   Money market accounts                        6,298             176        2.80
   Certificates of deposit                     83,463           4,805        5.76
----------------------------------------------------------------------------------

     Total savings deposits                   123,043           5,729        4.66

   FHLB advances                               46,000           2,742        5.96
   Other interest-bearing liabilities           2,374              69        2.91
----------------------------------------------------------------------------------

Total interest-bearing liabilities           $171,417         $ 8,540        4.98%
==================================================================================

Net interest income                                           $ 3,735
==================================================================================

Interest rate spread                                                         1.90%
==================================================================================

Net interest margin<F3>                                                      2.09%
==================================================================================

Ratio of average interest-earning assets
   to average interest-bearing liabilities                                 104.13%
==================================================================================


<F1> Average balances are computed on a monthly basis (month-end balances).
<F2> Does not include interest on loans 90 days or more past due.
<F3> Net interest income divided by average interest-earning assets.


Note: At March 31, 1998, the weighted average yields on certain interest-earning assets and the weighted average cost on certain interest-bearing liabilities were as follows: loans receivable, 7.76%; mortgage-backed securities, 6.38%; investment securities, 6.59%; total interest-earning assets, 7.06%; savings deposits, 4.49%; borrowed money, 5.27%; total interest-bearing liabilities, 4.86%; and interest rate spread, 2.20%.

The following table sets forth the effects of changing rates and volumes on net interest income of Equality. Information is provided with respect to (i) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); (ii) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (iii) changes in rate/volume.

===========================================================================================================================
                                                        1998 compared to 1997                  1997 compared to 1996
                                                      Increase (decrease) due to             Increase (decrease) due to
                                                   --------------------------------       ---------------------------------
                                                                     Rate/                                  Rate/
                                                    Rate   Volume    volume    Net         Rate   Volume    volume    Net
---------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans<F1>                              $(162)  $  244    $  (6)  $   76       $ (54)  $  446     $ (6)  $  386
   Consumer loans<F1>                                 (1)      51        -       50           -       14        -       14
   Commercial business loans<F1>                       -      576      (48)     528           -        -        2        2
---------------------------------------------------------------------------------------------------------------------------

Total loans receivable                              (163)     871      (54)     654         (54)     460       (4)     402

   Investment securities                             (25)     847       (5)     817           9    1,093        2    1,104
   Interest-bearing deposits                        (161)     165      (56)     (52)        (93)    (375)      39     (429)
   Mortgage-backed securities                        (36)    (349)       8     (377)        399     (155)     (47)     197
   FHLB stock                                        (12)      42       (2)      28           -       60        1       61
---------------------------------------------------------------------------------------------------------------------------

Total net change in income on
   interest-earning assets                          (397)   1,576     (109)   1,070         261    1,083       (9)   1,335
---------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
   Passbook                                          (14)     135       (4)     117          (2)     (14)       -      (16)
   Checking                                           (7)      29        2       24         (24)       8       (1)     (17)
   Money market accounts                               2        -       (3)      (1)          -      (25)       -      (25)
   Certificates of deposit                            17     (205)       -     (188)        (25)      37       (1)      11
---------------------------------------------------------------------------------------------------------------------------

Total savings deposits                                (2)     (41)      (5)     (48)        (51)       6       (2)     (47)

   FHLB advances                                    (103)     780      (24)     653        (230)     949      (83)     636
   Other interest-bearing liabilities                 (6)      16       (2)       8         (18)       1        -      (17)
---------------------------------------------------------------------------------------------------------------------------

Total net change in expense on
   interest-bearing liabilities                     (111)     755      (31)     613        (299)     956      (85)     572
---------------------------------------------------------------------------------------------------------------------------

Net change in interest income                      $(286)  $  821    $ (78)  $  457       $ 560   $  127     $ 76   $  763
===========================================================================================================================

=======================================================================================================================

                                                                                       1996 compared to 1995
                                                                                    Increase (decrease) due to
                                                                               ----------------------------------------
                                                                                                      Rate/
                                                                               Rate     Volume        volume      Net
-----------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans<F1>                                                          $(59)     $1,226       $ (12)     $1,155
   Consumer loans<F1>                                                            15           8           -          23
   Commercial business loans<F1>                                                  -           -           -           -
-----------------------------------------------------------------------------------------------------------------------

Total loans receivable                                                          (44)      1,234         (12)      1,178

   Investment securities                                                        283         420          60         763
   Interest-bearing deposits                                                    280        (205)        (64)         11
   Mortgage-backed securities                                                    94         412          50         556
   FHLB stock                                                                   (13)         95         (12)         70
-----------------------------------------------------------------------------------------------------------------------

Total net change in income on interest-earning assets                           600       1,956          22       2,578
-----------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
   Passbook                                                                     (47)        (93)          7        (133)
   Checking                                                                     (15)          1           -         (14)
   Money market accounts                                                          1         (89)         (1)        (89)
   Certificates of deposit                                                      439         188          15         642
-----------------------------------------------------------------------------------------------------------------------

Total savings deposits                                                          378           7          21         406

   FHLB advances                                                                118       1,623         260       2,001
   Other interest-bearing liabilities                                            (1)          2           -           1
-----------------------------------------------------------------------------------------------------------------------

Total net change in expense on interest-bearing liabilities                     495       1,632         281       2,408
-----------------------------------------------------------------------------------------------------------------------

Net change in interest income                                                  $105      $  324       $(259)     $  170
=======================================================================================================================


<F1> Does not include interest on loans 90 days or more past due.


FORWARD LOOKING STATEMENTS

      Except for the historical information contained herein, the statements made in this annual report are forward-looking statements that involve risks and uncertainties. Equality's actual results, financial condition, or business could differ materially from its historical results, financial condition, or business, or the results of operations, financial condition, or business contemplated by such forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

      Equality's primary sources of funds are deposits, borrowings, amortization and prepayment of loan principal (including mortgage-backed securities) and, to a lesser extent, maturities of investment securities, short-term investments, and operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions, and competition. Equality attempts to price its deposits to meet its asset/liability objectives discussed above, consistent with local market conditions. Excess balances are temporarily invested in overnight funds. In addition, Equality is eligible to borrow funds from the Federal Home Loan Bank of Des Moines ("FHLB").

      Under Office of Thrift Supervision ("OTS") regulations, a member thrift institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, specified U.S. Government, state or federal agency obligations, and certain other investments) equal to a monthly average of not less than a specified percentage of its net withdrawable accounts plus short-term borrowings. This liquidity requirement, which is currently 4.0%, may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0%, depending upon economic conditions and the savings flow of member associations. Monetary penalties may be imposed for failure to meet liquidity requirements. The regulatory ratio of Equality at March 31, 1998 was 38.3%.

      The primary investing activity of Equality is lending. During 1998, Equality originated $123.9 million of loans, of which $114.0 million were residential mortgage loans, purchased $6.1 million of loans, and sold $78.1 million of loans in the secondary market. In addition, $27.4 million of loans were converted into mortgage-backed securities and sold.

      Liquidity management is both a short- and long-term responsibility of Equality's management. Equality adjusts its investment in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If Equality requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and collateral eligible for repurchase agreements.

      Equality anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 1998, Equality had outstanding commitments to originate loans of $3.6 million.

      Certificates of deposit scheduled to mature in one year or less at March 31, 1998 totaled $42.4 million. Based upon management's experience and familiarity with the customers involved and Equality's pricing policy relative to that of its perceived competitors, management believes Equality will retain a significant portion of these deposits.

FINANCIAL CONDITION

      The total assets of Equality increased approximately $54.8 million, or 27.3%, to $255.6 million at March 31, 1998 from $200.8 million at March 31, 1997. This increase in asset size primarily relates to increased mortgage-backed securities and origination of one- to four- family mortgage loans and commercial business loans which were funded through cash reserves, FHLB advances, and the proceeds from sales of investment securities. Cash reserves were generated mainly from the proceeds of the Company's common stock offering, totaling $11.1 million.

      Investment securities available for sale decreased approximately $1.2 million, or 1.7%, to $68.9 million at March 31, 1998 from $70.1 million at March 31, 1997. This decrease is due primarily to $114.7 million of purchases of securities, offset by $50.7 million of sales and $66.5 million of maturities.

      Investment securities held to maturity decreased $2.2 million, or 46.4%, to $2.6, million at March 31, 1998 from $4.8 million at March 31, 1997. The decrease is the result of the maturity of such securities.

      Mortgage-backed securities available for sale increased approximately $43.6 million, or 291.3%, to $58.5 million at March 31, 1998 from $15.0 million at March 31, 1997. This increase is the result of purchases of securities totaling $56.6 million, offset by normal principal repayments of $3.1 million and sales proceeds of $10.0 million.

      Loans held for investment increased approximately $2.4 million, or 2.6%, to $93.9 million at March 31, 1998 from $91.5 million at March 31, 1997. This increase reflects continued portfolio lending primarily in one- to four- family mortgages and commercial business loans.

      Loans held for sale increased approximately $10.1 million, or 230.2%, to $14.5 million at March 31, 1998 from $4.4 million at March 31, 1997. This increase is the result of increased one- to four- family mortgage loans originations by EMC. Mortgage loan originations increased $43.4 million, or 65.6%, to $109.6 million in 1998 from $66.2 million in 1997.

      Office properties and equipment increased $2.6 million, or 90.0%, to $5.6 million at March 31, 1998 from $2.9 million at March 31, 1997. The increase resulted from the purchase of four properties designed to augment ESB's branch network. One property designed to replace a leased, limited-use facility was opened in March, 1998 while two others are planned to expand ESB's branch facilities during fiscal year 1999, and the third to expand the branch network during fiscal year 2000, due to a use restriction which expires in 2000. This facility will be leased or used for Bank training purposes until expiration of the restriction.

      Savings deposits decreased $3.7 million, or 3.0%, to $119.3 million at March 31, 1998 from $123.0 million at March 31, 1997. The decrease is due primarily to withdrawals totaling $3.4 million used to purchase the Company's common stock. The remainder of the decrease represents deposit outflows. Interest credited in 1998 was approximately $4.4 million.

      Borrowed money increased $41.4 million, or 64.5%, to $105.7 million at March 31, 1998 from $64.2 million at March 31, 1997. FHLB advances increased $41.0 million, or 65.1%, to $104.0 million at March 31, 1998 from $63.0 million at March 31, 1997. Proceeds from these advances were used to fund loan originations and increased investment in securities. Other borrowed money increased $430,000, or 34.4%, to $1.7 million at March 31, 1998 from $1.2 million at March 31, 1997. These short term borrowings relate primarily to a warehouse line of credit established with an independent bank and maintained by EMC, the proceeds of which were invested solely in residential mortgage loans.

      Total stockholders equity increased $13.2 million, or 104.5%, to $25.8 million at March 31, 1998 from $12.6 million at March 31, 1997. The increase was primarily attributable to the Company's sale of common stock which totaled $11.1 million in net proceeds accompanied by net income of $1.2 million in 1998 and improvement in the fair market value of investment and mortgage-backed securities available for sale of $908,000 at March 31, 1998 when compared to March 31, 1997.

FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO MARCH 31, 1997

      NET INCOME

      Net income increased $734,000, or 145.5%, to $1.2 in 1998 from $505,000 in 1997. The increase was primarily the result of increased net interest income of $457,000, or 10.2%, increased noninterest income of $696,000, or 27.1%, and reduced noninterest expense of $121,000, or 2.0%, offset by increased income taxes of $474,000, or 156.3%. The noninterest expense and income tax expense fluctuations are the result of legislation passed by Congress in September, 1996 to recapitalize the Savings Association Insurance Fund (SAIF) in which ESB was assessed a one-time FDIC insurance premium of $789,000 on September 30, 1996. The net of tax effect reduced fiscal 1997 net income by $481,000. There was no comparable item in 1998.

      INTEREST INCOME

      Interest income increased $1.1 million, or 7.9%, from $13.6 million in 1997 to $14.7 million in 1998. Interest on loans receivable increased by $655,000, or 8.8%, to $8.1 million in 1998 as compared to $7.4 million in 1997. This increase was primarily due to an increase in the average balance of loans outstanding from $98.3 million in 1997 to $107.3 million in 1998, offset by a decrease in the yield on loans from 7.58% in 1997 to 7.55% in 1998. The higher average balance of loans outstanding in 1998 reflects an increase in consumer and commercial business lending. Interest on investment securities increased $817,000, or 20.8%, from $3.9 million in 1997 to $4.7 million in 1998 due to an increase in the average balance of investment securities from $63.7 million in 1997 to $77.4 million in 1998, offset by a decrease in the yield on investment securities from 6.17% in 1997 to 6.13% in 1998. Interest income on mortgage-backed securities decreased $377,000, or

24.6% from $1.5 million in 1997 to $1.2 million in 1998 due to a decrease in the yield on mortgage-backed securities from 7.03% in 1997 to 6.86% in 1998, accompanied by a decrease in the average balances from $21.8 million in 1997 to $16.8 million in 1998.

      INTEREST EXPENSE

      Interest expense increased $613,000, or 6.7%, to $9.7 million in 1998 from $9.1 million in 1997. The increase resulted primarily from increased average savings deposit balances and average increased FHLB advances. Average deposit balances increased from $122.7 million 1997 to $126.6 million in 1998, accompanied by a decrease in the weighted average cost of deposits from 4.63% in 1997 to 4.45% in 1998, due to the effects of increased average passbook balances, which carry substantially lower interest rates than certificates of deposit.

      Average advances from the FHLB increased from $61.9 million in 1997 to $76.2 million in 1998. The increase was primarily the result of borrowings used to fund increased investments in securities and mortgage loan originations. The weighted average cost of advances decreased from 5.46% in 1997 to 5.29% in 1998 due to lower cost borrowing programs offered by the FHLB.

      PROVISION FOR LOSSES ON LOANS

      Provision for losses on loans increased $66,000, or 131.0%, to $116,000 in 1998 from $50,000 in 1997. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net chargeoffs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The increased provision in 1998 was the result of management's decision to increase the allowance due to the increase in commercial business loans, which generally have more risk than residential mortgage loans. ESB's allowance for loan losses totaled $374,000 at March 31, 1998 and $283,000 at March 31, 1997. The allowance for loan losses is established through a provision for loan losses charged to expense. While ESB maintains its allowance for losses at a level which it considers to be adequate, there can be no assurances that further additions will not be made to the allowance or that such losses will not exceed the estimated amounts.

      NONINTEREST INCOME

      Noninterest income increased $696,000, or 27.1%, to $3.3 million in 1998 from $2.6 million in 1997. The increase is due primarily to gain on sale of mortgage loans which increased from $1.1 million in 1997 to $1.7 million in 1998 and increased loan servicing fees and late charges which increased from $747,000 in 1997 to $930,000 in 1998. Also, during 1997, ECC sold a 26 unit residential property at a gain of $106,000 with no comparable gain in 1998. The increase of $602,000, or 53.7%, on gain on sale of mortgage loans was due to a continued improvement in market rates during 1998. In 1998, ESB, through EMC, sold $105.4 million of mortgage loans as compared to $77.8 million in 1997. Loan servicing fees and late charges increased $183,000, or 24.5%, due primarily to an increase in the average servicing portfolio of EMC. Loans serviced by EMC increased $17.0 million, or 5.3%, from $323.0 million at March 31, 1997 to $340.1 million at March 31, 1998.

      NONINTEREST EXPENSE

      Noninterest expense decreased $121,000, or 2.0%, to $6.1 million in 1998 from $6.2 million in 1997. During 1997, legislation was passed by Congress to capitalize the SAIF and ESB was assessed a one-time FDIC premium of $789,000. During 1998, federal deposit insurance premiums decreased $135,000, or 62.4%, from $216,000 in 1997 to $81,000 in 1998 as a result of reduced premiums from approximately 23 basis points to six basis points in connection with the SAIF recapitalization. Salaries and employee benefits increased $482,000, or 16.5%, from $2.9 million in 1997 to $3.4 million in 1998. Increased salary and employee benefits are the direct result of increased commissions paid to mortgage loan origination personnel, general wage increases, and an increase in commercial loan production personnel. ESB began a commercial lending function in early 1997 and increased the number of personnel to five at March 31, 1998. Occupancy expense increased $52,000 as a result of expenses related to an increase in the number of office properties and roofing repairs made to office properties. Other expenses increased $166,000 due primarily to an increase in the amortization of originated mortgage servicing rights (OMSR) which increased $199,000 from $185,000 in 1997 to $384,000 in 1998 caused primarily by the refinancing of mortgage loans due to a general decline in mortgage interest rates.

      INCOME TAXES

      Income tax expense increased $474,000, or 156.3%, to $778,000 in 1998 from $303,000 in 1997. The effective combined federal and state tax rate was approximately 38.6% and 37.5% in 1998 and 1997, respectively.

FISCAL YEAR ENDED MARCH 31, 1997 COMPARED TO MARCH 31, 1996

      NET INCOME

      Net income decreased $148,000 or 22.8%, from $653,000 in 1996 to $505,000 in 1997. The decrease was primarily a result of legislation passed by Congress to recapitalize the SAIF, in which ESB was assessed a one-time-deposit-insurance premium (like all other SAIF-insured institutions) of $789,000 on November 27, 1996, offset by an increase of $764,000, or 20.4%, in net interest income and a reduction of $114,000, or 27.4%, in income tax expense. Without giving effect to the special assessment, net income for the fiscal year ended March 31, 1997 would have been $986,000, an increase of $333,000, or 50.9%, when compared to the fiscal year ended March 31, 1996.

      INTEREST INCOME

      Interest income increased $1.3 million, or 10.9%, from $12.3 million in 1996 to $13.6 million in 1997. Interest on loans receivable increased by $402,000, or 5.7%, to $7.4 million in 1997 as compared to $7.0 million in 1996. This increase was primarily due to an increase in the average balance of loans outstanding from $92.2 million in 1996 to $98.3 million in 1997, offset by a decrease in the yield on loans from 7.65% in 1996 to 7.58% in 1997. The higher average balance of loans outstanding in 1997 reflects an increase in mortgage loan portfolio lending. Interest on investment securities increased $1.1 million, or 38.9%, from $2.8 million in 1996 to $3.9 million in 1997 due to an increase in the average balance of investment securities from $45.9 million in 1996 to $63.7 million in 1997. During the same period, the yield on investment securities increased from 6.15% in 1996 to 6.17% in 1997. Interest income on mortgage-backed securities increased $197,000, or 14.8%, from $1.3 million in 1996 to $1.5 million in 1997 due to an increase in the yield on mortgage-backed securities from 5.41% in 1996 to 7.03% in 1997, offset by a decrease in the average balances from $24.6 million in 1996 to $21.8 million in 1997.

      INTEREST EXPENSE

      Interest expense increased from $8.5 million in 1996 to $9.1 million in 1997. The increase of $572,000 million, or 6.7%, resulted primarily from the increased average FHLB advances. The weighted average cost of deposits decreased from 4.66% in 1996 to 4.63% in 1997, while average deposit balances decreased $368,000, or 0.3%, from $123.0 million in 1996 to $122.7 million in 1997. Average advances from the FHLB increased $15.9 million, or 34.6%, to
61.9 million in 1997 compared to $46.0 million in 1996. The weighted average cost of advances decreased 50 basis points from 5.96% in 1996 to 5.46% in 1997 due to effective borrowing programs offered by the FHLB.

      PROVISION FOR LOSSES ON LOANS

      Provision for losses on loans increased $19,000, or 60.1%, from $31,000 in 1996 to $50,000 in 1997. The provision for losses on loans is based on management's evaluation of the credit risk inherent in the loan portfolio and the amount required to be maintained in the allowance for loan losses. The provision in 1997 was made in response to ESB's entry into the commercial business lending area. The allowance for loan losses totaled $283,000 at March 31, 1997 and $233,000 at March 31, 1996. Management believes the allowance for loan losses is adequate.

      NONINTEREST INCOME

      Noninterest income decreased $139,000, or 5.2%, from $2.7 million in 1996 to $2.6 million in 1997. The decrease is due primarily to gain on sales of mortgage loans that decreased from $1.2 million in 1996 to $1.1 million in 1997, and a reduction in rental income of $137,000 due to the sale of a 26 unit residential rental property in June 1996, offset by increased loan servicing fees and late charges which increased $74,000, or 11.0%, from $673,000 in 1996 to $747,000 in 1997. The decrease of $127,000, or 10.2%, on gain on sales of mortgage loans was due to unfavorable market conditions during the first and second quarters of 1996. ESB, through EMC, sold $77.8 million of mortgage loans in 1997 as compared to $77.9 million in 1996. In addition to the minor decrease in sales volume of $100,000, gain on sale of mortgage loans decreased compared to 1996 due to the condition of the secondary mortgage market. Loan servicing fees and late charges increased due primarily to an increase in the servicing portfolio of EMC. Loans serviced by EMC increased $29.0 million, or 9.9%, from $294.0 million at March 31, 1996 to $323.0 million at March 31, 1997.

      NONINTEREST EXPENSE

      Noninterest expense increased $868,000, or 16.3%, from $5.3 million in 1996 to $6.2 million in 1997, due primarily to legislation passed by Congress to recapitalize the SAIF in which ESB was assessed a one-time insurance premium of $789,000, as well as an increase of $136,000, or 283.3%, in amortization of OMSR from $50,000 in 1996 to $185,000 in 1997. As a result of the one-time assessment, ESB's premium for insurance of accounts decreased from 23 basis points per $100 to approximately 6.5 basis points. The increase in amortization of OMSR is the result of increased mortgage loan refinancing activity and increased average balances subject to OMSR.

      INCOME TAXES

      Income tax expense decreased from $418,000 in 1996 to $303,000 in 1997. The decrease of $115,000, or 27.4%, was the result of the decrease in income before income tax expense of $263,000. The effective tax rate was approximately 37.5% and 39.0% in 1997 and 1996, respectively.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

      DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS 131) which establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Since SFAS 131 is a disclosure requirement, it will have no impact on the Company's financial condition or results of operations.

YEAR 2000 COMPLIANCE

      Equality's Year 2000 committee has developed and presented to the Board of Directors its action plan for Year 2000 compliance with the objective of insuring that all computerized systems and software programs are capable of functioning in the next century. Equality does not expect that the cost of its Year 2000 compliance will be material to its business, financial condition, or results of operations. Management believes that they will achieve compliance during 1999. Management does not anticipate any material disruption in operations as the result of any failure by Equality to be in compliance.

EFFECT OF INFLATION AND CHANGING PRICES

      The Consolidated Financial Statements and Notes thereto included have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of ESB's operations. Unlike industrial companies, nearly all of the assets and liabilities of ESB are monetary in nature. As a result, interest rates have a greater impact on ESB's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

      ESB has employed various strategies intended to manage the effect of interest rate risk on its future operations. Progress has been made toward restructuring the composition of the loan portfolio, and liquidity has been accumulated into investments in U.S. government and agency notes and bonds.

      Adjustable-rate mortgages, shorter-term consumer loans and commercial business loans are among the tools currently utilized by ESB to manage the interest rate risk of the loan portfolio. The proper pricing of deposit accounts is also significant. During periods of low or declining rates, the long-term deposits extend attractive rates while in periods of high rates, the short-term deposit accounts are competitively priced. This position allows ESB to benefit from the ability to reprice as necessary based on market conditions.

      Through EMC, ESB has focused on the origination of adjustable-rate mortgages that reprice based on fluctuations in interest rates. Fixed-rate mortgage loan originations are generally sold in the secondary market. In addition, EMC's loan servicing operations have been a significant source of noninterest income to ESB.

      The principal objective of ESB's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given ESB's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors' approved guidelines. Through such management, ESB seeks to monitor the vulnerability of its operations to changes in interest rates.
The extent of the movement of interest rates is an uncertainty that could have a negative effect on the earnings of ESB.

      ESB's interest rate sensitivity is monitored by management, through the use of a model produced by the FHLB of Des Moines, on a quarterly basis based upon custom data submitted by ESB and on ESB's quarterly Thrift Financial Reports. The model generates estimates of an immediate change in net interest income ("NIl") and Market Value of Equity ("MVE") that would occur in the event of an immediate change in interest rates, without giving effect to any steps that management of ESB might take to counteract that change.
MVE is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts. The MVE ratio, under any interest rate scenario, is defined as the MVE in that scenario divided by the market value of assets in the same scenario.

      The following table presents ESB's MVE at March 31, 1998:

                                        At March 31, 1998
    ---------------------------------------------------------------------------------------------------
                         Market Value of Equity                              MVE as % of PV of Assets
    ---------------------------------------------------------------          ------------------------
    Change in Rate     $ Amount         $ Change           % Change          MVE Ratio        BP Change
    ---------------------------------------------------------------------------------------------------
                                             (Dollars in thousands)
        +400           $23,383           (9,852)            (29.6)              9.85             (302)
        +300            25,681           (7,554)            (22.7)             10.56             (231)
        +200            27,905           (5,329)            (16.0)             11.24             (163)
        +100            29,884           (3,350)            (10.1)             12.07              (80)
           0            33,234                -                 -              12.87                -
        -100            29,550           (3,644)            (11.0)             11.23             (164)
        -200            25,404           (7,830)            (23.6)              9.63             (324)
        -300            21,107          (12,127)            (36.5)              7.91             (496)
        -400            16,810          (16,424)            (49.4)              6.22             (665)



                                                                             At March 31, 1998
                                                                             -----------------
        RISK MEASURES: 200 BP RATE SHOCK:
                 Pre-Shock MVE Ratio: MVE as % of PV of Assets                      12.87
                 Exposure Measure: Post-Shock MVE Ratio                              9.63
                 Sensitivity Measure: Change in MVE Ratio                          -324bp


      An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If ESB's assets mature or reprice more quickly than its liabilities, ESB's MVE would increase during periods of rising interest rates but decrease during periods of falling interest rates. If ESB's assets mature or reprice more slowly than its liabilities, ESB's MVE would decrease during periods of rising interest rates but increase during periods of failing interest rates.

      Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in MVE requires the making of certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the MVE model presented assumes that the composition of ESB's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the MVE measurements provide an indication of ESB's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on ESB's net interest income and will differ from actual results.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Index to Consolidated Financial Statements
------------------------------------------

Independent Auditors' Report                                       46

Consolidated Balance Sheets                                        47

Consolidated Statements of Income                                  48

Consolidated Statements of Stockholders' Equity                    49

Consolidated Statements of Cash Flows                              50

Consolidated Statements of Comprehensive Income                    51

Notes to Consolidated Financial Statements                         52


                  INDEPENDENT AUDITORS' REPORT


The Board of Directors
Equality Bancorp, Inc.
St. Louis, Missouri:


We have audited the accompanying consolidated balance sheets of Equality Bancorp, Inc. and subsidiaries (Equality) as of March 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended March 31, 1998. These consolidated financial statements are the responsibility of Equality's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Equality Mortgage Corporation (a consolidated subsidiary), which statements reflect total assets constituting 6% and 3% in 1998 and 1997, respectively, and total interest income and other income constituting 21%, 17%, and 19%, in 1998, 1997, and 1996, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Equality Mortgage Corporation, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the report of the other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equality Bancorp, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations, their cash flows, and their comprehensive income for each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles.




                                    s/KPMG Peat Marwick LLP


St. Louis, Missouri
May 8, 1998

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 1998 and 1997
=======================================================================================================================

                  ASSETS                                                                      1998              1997
-----------------------------------------------------------------------------------------------------------------------
Cash, primarily interest-bearing demand accounts                                         $  1,070,538         1,037,199
Interest-bearing deposits                                                                   1,378,000         3,819,744
Investment securities:
   Available for sale, at market value                                                     68,897,156        70,122,807
   Held to maturity, at cost                                                                2,600,000         4,848,587
Mortgage-backed securities available for sale,
   at market value                                                                         58,512,089        14,954,025
Loans receivable, net                                                                     108,415,421        95,927,983
Investment in real estate                                                                     734,317           869,898
Stock in Federal Home Loan Bank                                                             5,200,000         3,350,000
Mortgage servicing rights                                                                     837,597           513,275
Office properties and equipment, net                                                        5,574,287         2,933,591
Accrued interest receivable and other assets                                                2,330,908         2,386,533
-----------------------------------------------------------------------------------------------------------------------

                                                                                         $255,550,313       200,763,642
=======================================================================================================================

     LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits                                                                         $119,301,376       122,982,954
Accrued interest payable on savings deposits                                                  134,203           134,599
Borrowed money                                                                            105,678,694        64,248,804
Advance payments by borrowers for taxes and insurance                                         105,950            86,776
Income taxes payable                                                                          696,192            99,863
Deferred income taxes                                                                         871,839           196,427
Accrued expenses and other liabilities                                                      2,924,244           379,958
-----------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                         229,712,498       188,129,381
-----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
Stockholders' equity:
   Preferred stock, $1 par value per share; 1,000,000
      shares authorized; none issued and outstanding                                                -                -
   Common stock, $.01 and $1 par value per share;
      4,000,000 shares authorized; 2,505,855 shares
      and 836,400 shares issued and outstanding at
      March 31, 1998 and 1997, respectively                                                    25,059           836,400
   Additional paid-in capital                                                              15,997,241         2,768,548
   Retained earnings                                                                       10,694,400         9,674,676
   Accumulated other comprehensive income (loss) -
      unrealized gain (loss) on investment and mortgage-
      backed securities available for sale, net of tax                                        398,219          (509,523)
   Unearned Employee Stock Ownership Plan shares                                           (1,277,104)         (135,840)
-----------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                 25,837,815        12,634,261
-----------------------------------------------------------------------------------------------------------------------

                                                                                         $255,550,313       200,763,642
=======================================================================================================================


See accompanying notes to consolidated financial statements.

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended March 31, 1998, 1997, and 1996
=======================================================================================================================

                                                                                   1998           1997           1996
-----------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans receivable                                                           $ 8,103,429      7,448,854      7,046,845
   Investment securities and interest-bearing deposits                          5,163,526      4,399,442      3,723,795
   Mortgage-backed securities                                                   1,153,512      1,530,005      1,333,153
   Other                                                                          259,843        231,968        171,569
-----------------------------------------------------------------------------------------------------------------------

Total interest income                                                          14,680,310     13,610,269     12,275,362
-----------------------------------------------------------------------------------------------------------------------

Interest expense:
   Savings deposits                                                             5,633,692      5,682,184      5,728,828
   Advances from Federal Home Loan Bank                                         4,031,314      3,377,929      2,742,672
   Other borrowed money                                                            60,376         51,976         69,226
-----------------------------------------------------------------------------------------------------------------------

Total interest expense                                                          9,725,382      9,112,089      8,540,726
-----------------------------------------------------------------------------------------------------------------------

Net interest income                                                             4,954,928      4,498,180      3,734,636

Provision for losses on loans                                                     115,513         50,000         31,225
-----------------------------------------------------------------------------------------------------------------------

Net interest income after provision
   for losses on loans                                                          4,839,415      4,448,180      3,703,411
-----------------------------------------------------------------------------------------------------------------------

Noninterest income:
   Gain on sales of mortgage loans                                              1,722,985      1,120,907      1,248,346
   Loan servicing fees and late charges                                           930,423        747,289        673,142
   Gain (loss) on sale of investment and mortgage-
      backed securities available for sale, net                                    41,044          7,284         (8,280)
   Equity in loss of joint venture                                                (44,109)        (2,433)       (29,634)
   Rental income                                                                  126,811        172,581        309,173
   Other                                                                          488,142        523,451        516,356
-----------------------------------------------------------------------------------------------------------------------

Total noninterest income                                                        3,265,296      2,569,079      2,709,103
-----------------------------------------------------------------------------------------------------------------------

Noninterest expense:
   Salaries and employee benefits                                               3,399,859      2,917,772      2,905,168
   Occupancy                                                                      533,378        481,620        486,751
   Data processing                                                                261,397        192,333        191,739
   Advertising                                                                    123,707         90,363         76,071
   Federal insurance premiums                                                      81,428        216,451        277,417
   Savings Association Insurance Fund special assessment                                -        788,770              -
   Other                                                                        1,688,108      1,521,719      1,404,130
-----------------------------------------------------------------------------------------------------------------------

Total noninterest expense                                                       6,087,877      6,209,028      5,341,276
-----------------------------------------------------------------------------------------------------------------------

Income before income tax expense                                                2,016,834        808,231      1,071,238

Income tax expense                                                                777,668        303,459        417,782
-----------------------------------------------------------------------------------------------------------------------

Net income                                                                    $ 1,239,166        504,772        653,456
=======================================================================================================================

Earnings per share:
   Basic                                                                      $      0.51           0.21           0.27
   Diluted                                                                           0.51           0.21           0.27
=======================================================================================================================


See accompanying notes to consolidated financial statements.

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended March 31, 1998, 1997, and 1996

==========================================================================================================================
                                                                                                       Accumulated other
                                                                                                         comprehensive
                                                                                                            income -
                                                                                                         unrealized gain
                                                                                                        (loss) on invest-
                                                                                                       ment and mortgage-
                                                   Common stock            Additional                   backed securities
                                            ---------------------------     paid-in      Retained        available for
                                              Shares            Amount      capital      earnings       sale, net of tax
--------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1995                       836,400         $ 836,400    2,749,477     8,972,651          (452,607)

Net income                                          -                 -            -       653,456                 -

Amortization of stock awards                        -                 -            -             -                 -

Amortization of ESOP awards                         -                 -       10,320             -                 -

Dividend declared on non-
   mutual holding company
   owned common stock at
   $.60 per share                                   -                 -            -      (223,220)                -

Change in unrealized gain (loss)
   on investment and mortgage-
   backed securities available
   for sale, net of tax                             -                 -            -             -           405,375
--------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1996                       836,400           836,400    2,759,797     9,402,887           (47,232)

Net income                                          -                 -            -       504,772                 -

Amortization of ESOP awards                         -                 -        8,751             -                 -

Dividend declared on non-
   mutual holding company
   owned common stock at
   $.62 per share                                   -                 -            -      (232,983)                -

Change in unrealized gain (loss)
   on investment and mortgage-
   backed securities available
   for sale, net of tax                             -                 -            -             -          (462,291)
--------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1997                       836,400           836,400    2,768,548     9,674,676          (509,523)

Net income                                          -                 -            -     1,239,166                 -

Net proceeds from sale of
   common stock of Equality
   Bancorp, Inc.                            1,322,500            13,225   12,297,206             -                 -

Cancellation of Equality Savings
   and Loan Association, F.A.
   common stock owned by
   First Missouri Financial, M.H.C.          (445,000)         (445,000)     445,000             -                 -

Cancellation of Equality Savings
   and Loan Association, F.A.
   common stock owned by
   minority stockholders                     (391,400)         (391,400)     391,400             -                 -

Issuance of common stock
   of Equality Bancorp, Inc.
   to minority stockholders
   of Equality Savings and
   Loan Association, F.A.                   1,163,402            11,634      (11,634)            -                 -

Capital contribution from
   First Missouri Financial, M.H.C.                 -                 -            -        50,000                 -

Exercise of stock options                      19,953               200       68,716             -                 -

Tax benefit of stock options
   exercised                                        -                 -       10,328             -                 -

Amortization of ESOP awards                         -                 -       27,677             -                 -

Dividend declared on nonmutual
   holding company owned
   common stock at $.34 per share                   -                 -            -      (128,322)                -

Dividend declared on common
   stock of Equality Bancorp,
   Inc. at $.06 per share                           -                 -            -      (141,120)                -

Change in unrealized gain (loss)
   on investment and mortgage-
   backed securities available
   for sale, net of tax                             -                 -            -             -           907,742
--------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1998                     2,505,855         $  25,059   15,997,241    10,694,400           398,219
==========================================================================================================================

===================================================================================

                                                            Unearned
                                                            Employee
                                              Unamor-         Stock        Total
                                               tized        Ownership      stock-
                                               stock          Plan        holders'
                                              awards         shares        equity
-----------------------------------------------------------------------------------
Balance, March 31, 1995                       (28,500)      (204,040)    11,873,381

Net income                                          -              -        653,456

Amortization of stock awards                   28,500              -         28,500

Amortization of ESOP awards                         -         41,600         51,920

Dividend declared on non-
   mutual holding company
   owned common stock at
   $.60 per share                                   -              -       (223,220)

Change in unrealized gain (loss)
   on investment and mortgage-
   backed securities available
   for sale, net of tax                             -              -        405,375
-----------------------------------------------------------------------------------

Balance, March 31, 1996                             -       (162,440)    12,789,412

Net income                                          -              -        504,772

Amortization of ESOP awards                         -         26,600         35,351

Dividend declared on non-
   mutual holding company
   owned common stock at
   $.62 per share                                   -              -       (232,983)

Change in unrealized gain (loss)
   on investment and mortgage-
   backed securities available
   for sale, net of tax                             -              -       (462,291)
-----------------------------------------------------------------------------------

Balance, March 31, 1997                             -       (135,840)    12,634,261

Net income                                          -              -      1,239,166

Net proceeds from sale of
   common stock of Equality
   Bancorp, Inc.                                    -     (1,198,060)    11,112,371

Cancellation of Equality Savings
   and Loan Association, F.A.
   common stock owned by
   First Missouri Financial, M.H.C.                 -              -              -

Cancellation of Equality Savings
   and Loan Association, F.A.
   common stock owned by
   minority stockholders                            -              -              -

Issuance of common stock
   of Equality Bancorp, Inc.
   to minority stockholders
   of Equality Savings and
   Loan Association, F.A.                           -              -              -

Capital contribution from
   First Missouri Financial, M.H.C.                 -              -         50,000

Exercise of stock options                           -              -         68,916

Tax benefit of stock options
   exercised                                        -              -         10,328

Amortization of ESOP awards                         -         56,796         84,473

Dividend declared on nonmutual
   holding company owned
   common stock at $.34 per share                   -              -       (128,322)

Dividend declared on common
   stock of Equality Bancorp,
   Inc. at $.06 per share                           -              -       (141,120)

Change in unrealized gain (loss)
   on investment and mortgage-
   backed securities available
   for sale, net of tax                             -              -        907,742
-----------------------------------------------------------------------------------

Balance, March 31, 1998                             -     (1,277,104)    25,837,815
===================================================================================


See accompanying notes to consolidated financial statements.

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended March 31, 1998, 1997, and 1996
==========================================================================================================================

                                                                                    1998            1997           1996
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                  $   1,239,166        504,772        653,456
   Adjustments to reconcile net income to net cash
    used in operating activities:
       Depreciation and amortization:
          Office properties and equipment                                            272,470        280,383        313,436
          Real estate investments                                                     11,261         17,140         48,163
          Premiums and discounts, net                                                 26,339        216,824        329,123
          Mortgage servicing rights                                                  383,812        185,281         49,667
          Stock awards                                                                     -              -         28,500
       Decrease (increase) in accrued interest receivable                             52,687       (221,226)      (153,915)
       Provision for losses on loans                                                 115,513         50,000         31,225
       Increase (decrease) in valuation reserve on loans held for sale                53,652        (80,291)       (14,906)
       Loss (gain) on the sale of real estate acquired through
          foreclosure                                                                 (1,154)        (7,696)         1,179
       Gain on sale of real estate                                                         -       (105,875)      (116,482)
       Gain on the sale of investment and mortgage-backed securities
          available for sale, net                                                    (41,044)        (7,284)        (8,280)
       Increase (decrease) in accrued interest payable on savings
          deposits                                                                      (396)        32,457         48,334
       Stock dividend from FHLB                                                            -              -        (50,000)
       Change in income taxes payable                                                596,329        228,326        103,943
       Equity in loss of joint ventures                                               44,109          2,433         29,634
       Other, net                                                                  2,735,473         26,476       (288,948)
       Origination and purchases of loans held for sale                          (89,909,407)   (78,083,656)   (77,563,150)
       Proceeds from sales of loans held for sale                                 79,783,985     68,974,276     67,027,634
--------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                             (4,637,205)    (7,987,660)    (9,531,387)
--------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Net change in loans receivable                                                 (2,546,296)    10,080,084     (3,308,774)
   Decrease in interest-bearing deposits                                           2,441,744      5,750,746      4,508,510
   Principal repayments on investment securities available for sale                        -        476,709        112,466
   Principal repayments on mortgage-backed securities available for sale           3,134,164      4,584,586      4,021,889
   Proceeds from maturities of investment securities available for sale           66,524,057     11,935,000     14,600,000
   Proceeds from the sale of investment securities available for sale             50,716,621     28,377,443     31,147,503
   Proceeds from the sale of mortgage-backed securities available for sale        10,035,942     22,254,028      6,897,588
   Proceeds from maturities of investment securities held to maturity              2,250,000      1,000,000      1,500,000
   Purchase of investment securities available for sale                         (114,672,471)   (72,469,418)   (50,052,295)
   Purchase of mortgage-backed securities available for sale                     (56,569,108)   (14,211,212)   (24,234,815)
   Purchase of investment securities held to maturity                                      -              -       (244,062)
   Proceeds from the sale of real estate acquired through foreclosure                 83,995        178,249         18,427
   Proceeds from the sale of real estate held for investment                               -      1,071,372        298,140
   Decrease in joint venture borrowings                                               13,865         12,513         11,527
   Purchase of stock in FHLB                                                      (1,850,000)      (200,000)    (1,700,000)
   Increase in mortgage servicing rights                                            (708,134)      (437,489)      (296,583)
   Purchase of office properties and equipment, net                               (2,913,166)       (79,135)       (55,325)
--------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                            (44,058,787)    (1,676,524)   (16,775,804)
--------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Net increase (decrease) in savings deposits                                    (3,681,578)    (1,532,416)     2,955,006
   Proceeds from FHLB advances                                                   106,500,000    101,000,000    143,000,000
   Repayment of FHLB advances                                                    (65,500,000)   (94,000,000)  (112,000,000)
   Net change in FHLB line of credit                                                       -              -     (3,000,000)
   Proceeds from other borrowed money                                                565,730              -         91,316
   Repayment of other borrowed money                                                (135,840)       (56,602)       (41,600)
   Cash dividends paid                                                              (269,442)      (232,983)      (223,220)
   Increase (decrease) in advance payments by borrowers for taxes
      and insurance                                                                   19,174        (26,908)        49,747
   Proceeds from sale of common stock                                             11,112,371              -              -
   Capital contribution from First Missouri Financial, M.H.C.                         50,000              -              -
   Proceeds from exercise of stock options                                            68,916              -              -
--------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                         48,729,331      5,151,091     30,831,249
--------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                  33,339     (4,513,093)     4,524,058

Cash and cash equivalents, beginning of year                                       1,037,199      5,550,292      1,026,234
--------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                         $   1,070,538      1,037,199      5,550,292
==========================================================================================================================

Supplemental disclosure of cash flow information:
   Interest paid                                                               $   9,725,778      9,079,632      8,492,392
   Income taxes paid                                                                  75,958            989        225,014
   Noncash transfers of loans to real estate acquired through foreclosure             19,674        253,689         72,516
   Transfer of investment securities held to maturity to investment
      securities available for sale                                                        -              -      1,966,984
   Transfer of mortgage-backed securities held to maturity to mortgage-backed
      securities available for sale                                                        -              -     14,265,565
==========================================================================================================================


See accompanying notes to consolidated financial statements.

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended March 31, 1998, 1997, and 1996

=================================================================================================================

                                                                             1998            1997           1996
-----------------------------------------------------------------------------------------------------------------
Net income                                                               $1,239,166        504,772        653,456
Other comprehensive income (loss):
   Net unrealized gain (loss) on investment and mortgage-backed
      securities available for sale, net of tax                             932,779       (457,848)       400,324
   Less adjustment for loss (gain) on sale of investment and
      mortgage-backed securities available for sale, net realized in net income, net of tax of $16,007, $2,841, and $(3,229)
      in 1998, 1997, and 1996, respectively                                 (25,037)        (4,443)         5,051
-----------------------------------------------------------------------------------------------------------------

Total other comprehensive income (loss)                                     907,742       (462,291)       405,375
-----------------------------------------------------------------------------------------------------------------

Comprehensive income                                                     $2,146,908         42,481      1,058,831
=================================================================================================================


See accompanying notes to consolidated financial statements.

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 1998 and 1997

--------------------------------------------------------------------------------

(1)   Summary of Significant Accounting Policies

      Following are the significant accounting policies which Equality Bancorp, Inc. and subsidiaries (Equality) follow in preparing and presenting their consolidated financial statements:

            Reorganization to a Stock Corporation

      On December 1, 1997, First Missouri Financial, M.H.C., a federally chartered mutual holding company whose primary asset was 445,000 shares, or 53.2%, of the total issued and outstanding shares of Equality Savings and Loan Association, F.A. (the Association), completed its conversion (the Conversion) from a mutual holding company to a Delaware stock corporation (Equality Bancorp, Inc.) with Equality Savings and Loan Association, F.A., changing its name to Equality Savings Bank (ESB). At the date of the Conversion, Equality completed the sale of 1,322,500 shares of common stock, $.01 par value, at a price of $10.00 per share to the Association's depositors, Employee Stock Ownership Plan
      (ESOP), and minority stockholders in a subscription offering.
      Net proceeds from the sale of common stock were $11,112,371, after deducting $914,569 of offering expenses and $1,198,060 related to the sale of 119,806 shares to the ESOP.

      In conjunction with the subscription offering, an additional 1,163,402 shares of common stock were issued by Equality to convert 391,400 shares of the Association's common stock held by minority stockholders into common stock of Equality. Each share of common stock in the above transaction was converted into the right to receive 2.9724 shares of Equality's common stock. All prior year per share data has been restated to give effect to this exchange of common stock.

            Business

      Equality provides a full range of banking services to individual and corporate customers from its home office and two branch locations in the St. Louis area. In addition, Equality provides mortgage lending services from five locations. Equality is subject to competition from other financial institutions, is subject to the regulations of certain regulatory agencies, and undergoes periodic examinations by those regulatory authorities.

            Basis of Financial Statement Presentation

      The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In the normal course of business, Equality encounters two significant types of risk: economic and regulatory. Economic risk is comprised of interest rate risk, credit risk, and market risk. Equality is subject to interest rate risk to the degree that its interest-bearing liabilities reprice on a different basis than its interest-earning assets. Credit risk is the risk of default on Equality's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the value of Equality's investment in real estate.

      Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. The determination of the allowance for loan losses and the valuation of real estate are based on estimates that are particularly susceptible to changes in the economic environment and market conditions. These balances may be adjusted in the future based on such changes, or based on the results of regulatory examinations.

                                                            (Continued)

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

            Principles of Consolidation

      The consolidated financial statements include the accounts of Equality Bancorp, Inc. and its wholly owned subsidiary, Equality Savings Bank. Equality Savings Bank has two wholly owned subsidiaries, Equality Commodity Corporation (ECC) and Equality Mortgage Corporation (EMC). All significant intercompany accounts and transactions have been eliminated in consolidation.

      ECC operates under the name of Equality Insurance Agency and Flood Information Specialists and is a wholly owned subsidiary of ESB. ECC's services and activities include sales of multiple lines of insurance to the general public, the issuance of flood plain certificates, and investments in real estate joint ventures.

      EMC operates as a mortgage banker and is a wholly owned subsidiary of ESB. At March 31, 1998, EMC serviced approximately $340.1 million in loans of which $85.6 million are for Equality. In addition, EMC was carrying a blanket bond in the amount of $2,280,000 and an errors and omissions policy in the amount of $1,000,000.

                  Restricted Cash

      Included in cash is $145,164 and $56,257 at March 31, 1998 and 1997, respectively, which consists of assistance funds held by EMC on behalf of mortgagors participating in a subsidy program. The subsidy is passed through to the investors monthly.

            Investment and Mortgage-Backed Securities

      At the time of purchase, investment and mortgage-backed securities are classified as available for sale or held to maturity. Held to maturity securities are those securities which Equality has the ability and intent to hold until maturity. All equity securities, and debt securities not classified as held to maturity, are classified as available for sale.

      Available for sale securities are recorded at fair value. Held to maturity securities are recorded at cost, adjusted for the amortization of premiums or discounts. Unrealized gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and reported as a separate component of stockholders' equity until realized. Gains and losses on the sale of available for sale securities are determined using the specific identification method.

      A decline in the market value of any available for sale or held to maturity security below cost that is deemed to be other than temporary is charged to earnings and results in the establishment of a new cost basis for the security.

            Loans Receivable and Related Fees

      Loans receivable, other than loans held for sale, are carried at cost because Equality has both the intent and the ability to hold them for the foreseeable future. Mortgage loans held for sale are valued at the lower of cost or market, computed on an aggregate loan basis. Interest is credited to income as earned; however, interest receivable is accrued only if deemed collectible. Loans are placed on nonaccrual status when management believes that the borrower's financial condition, after consideration of economic conditions and collection efforts, is such that collection of interest is doubtful. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current.

      EMC derives income primarily from the origination and subsequent sale of mortgage loans and from the servicing of mortgage loans. EMC recognizes the origination fee charged on nonconventional mortgage

                                                            (Continued)

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      loans as income when the loan is recorded on its books. For conventional loans, management has elected to recognize the origination fee as income when the loan is sold to investors. The remaining income for both types of loans is recognized upon receipt of proceeds from the sale of the mortgage from the investor. Mortgages are sold at such times as management deems advisable. EMC's activities are performed primarily in the St. Louis metropolitan area.

      Beginning in fiscal 1997, in accordance with Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65 (SFAS
      122), EMC capitalized the cost of originated mortgage servicing rights retained as assets. Previously, only the cost of purchased mortgage servicing rights could be capitalized as assets. The cost of the mortgage servicing rights is being amortized over periods ranging up to eight years using the straight-line method. SFAS 122 provides for a valuation allowance when the carrying value of the mortgage servicing rights exceeds the fair value.

      The allowance for loan losses is increased by provisions charged to expense and is reduced by loan charge-offs, net of recoveries. Management utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses. Management's approach, which provides for general and specific valuation allowances, considers numerous factors including general economic conditions, loan portfolio composition, prior loss experience, independent appraisals, and such other factors which, in management's judgment, deserve current recognition in estimating loan losses.

      Management believes the allowance for loan losses is adequate to absorb possible losses in the loan portfolio. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require Equality to increase the allowance for loan losses based on their judgment about information available to them at the time of their examination.

            Premiums and Discounts

      Premiums and discounts on investment securities, mortgage-backed securities, and purchased loans and unearned discounts on property improvement loans are amortized using the interest method over the period to maturity, adjusted for anticipated prepayments.

            Funds Held for Investors

      EMC holds funds belonging to investors in separate bank accounts which are offset by liabilities for escrow and other fiduciary funds. These funds and the related liabilities are not included in the consolidated balance sheets. These amounts totaled $2,649,381 and $2,604,137 at March 31, 1998 and 1997,
      respectively.

      At March 31, 1998 and 1997, escrow funds related to loans serviced by EMC for ESB totaled $635,143 and $705,097, respectively, and are included in savings deposits in the consolidated balance sheets.

            Investment in Real Estate

      Investment in real estate includes real estate held for investment, an investment in a real estate joint venture, and real estate acquired through foreclosure.

      Real estate held for investment is recorded at the lower of cost, net of accumulated depreciation, or net realizable value. Depreciation is charged to expense using the straight-line method over an estimated useful life of 30 years.

                                                            (Continued)

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      Equality accounts for its investment in the real estate joint venture using the equity method.

      Real estate acquired through foreclosure is initially recorded at fair value. If the fair value of the real estate declines subsequent to foreclosure, the difference is recorded as a valuation allowance through a charge to expense. Subsequent increases in fair value are recorded through a reversal of the valuation allowance. Expenses incurred in maintaining the properties are charged to expense.

      Profit on sales of real estate is recognized when title has passed, minimum down payment requirements have been met, the terms of any notes received are such to satisfy initial and continuing payment requirements, and Equality is relieved of any requirement for continued involvement in the real estate.

            Stock in Federal Home Loan Bank

      Equality, as a member of the Federal Home Loan Bank System administered by the Federal Housing Finance Board, is required to maintain an investment in the capital stock of the Federal Home Loan Bank of Des Moines (FHLB) in an amount equal to the greater of 1% of Equality's total mortgage-related assets at the beginning of each year, 0.3% of Equality's total assets at the beginning of each year, or 5% of advances from the FHLB to Equality. The stock is recorded at cost which represents redemption value.

            Office Properties and Equipment

      Land is carried at cost. Office buildings and improvements, furniture and equipment, and automobiles are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are charged to expense using the straight-line method over the estimated useful lives of the related assets. Useful lives are 10 to 50 years for office buildings and improvements, 7 to 10 years for furniture and equipment, and 5 years for automobiles.

            Income Taxes

      Equality files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

            Reclassifications

      Certain reclassifications of 1997 and 1996 information have been made to conform with the 1998 presentation. Such reclassifications have no effect on previously reported net income.

            Earnings Per Share

      Equality adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128) on December 31, 1997. SFAS 128 replaced the previously reported earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effect of options and convertible securities. All prior period earnings have been restated to conform to the requirements of SFAS 128. Earnings per share information has also been adjusted to reflect the Conversion and the exchange of each share of common stock of Equality Savings and Loan Association, F.A. for 2.9724 shares of Equality's common stock. Only ESOP shares committed to be released are considered outstanding for purposes of computing earnings per share. ESOP shares totaling 45,014, 14,213, and

                                                            (Continued)

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      10,356 are considered outstanding for earnings per share calculation purposes at March 31, 1998, 1997, and 1996, respectively.

      Basic earnings per share was computed based upon weighted average common shares outstanding of 2,414,131, 2,440,906, and 2,429,331 for 1998, 1997, and 1996, respectively. Diluted earnings per share was computed based upon weighted average common shares and dilutive potential common shares outstanding of 2,443,395, 2,455,228, and 2,439,453 for 1998, 1997, and 1996,
      respectively. Stock options are the only dilutive potential common shares.

(2)   Comprehensive Income

      Equality adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, effective January 1, 1998, which established standards for the reporting and display of comprehensive income and its components. Equality has elected to report comprehensive income in a separate financial statement.

(3)   Regulatory Capital

      The capital regulations of the Office of Thrift Supervision
      (OTS), as a result of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA), require savings institutions to have minimum tangible capital equal to 1.5% of total adjusted assets, a minimum 3% leverage (core capital) ratio, and an 8% risk-based capital ratio. The risk-based capital requirement is calculated based on the credit risk presented by both on-balance-sheet assets and off-balance-sheet commitments and obligations. Assets are assigned a credit-risk weighting based upon their relative risk ranging from 0% for assets backed by the full faith and credit of the United States or that pose no credit risk to the institution to 100% for assets such as delinquent or repossessed assets. As of March 31, 1998, ESB met all OTS capital requirements.

      ESB is also subject to the regulatory framework for prompt corrective action as established by the Federal Deposit Insurance Corporation Improvement Act (FDICIA). To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. At March 31, 1998, ESB is considered well capitalized.

                                                            (Continued)

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
      Equality's actual and required capital amounts and ratios at March 31, 1998 and 1997 are as follows:

========================================================================================================================
                                                                           1998
                                       ----------------------------------------------------------------------------
                                                                                                    To be well
                                                                                                    capitalized
                                                                       Minimum for OTS              for prompt
                                                                       capital adequacy          corrective action
                                               Actual                      purposes                 provisions
                                       ----------------------         ------------------        -------------------
                                       Ratio           Amount         Ratio       Amount        Ratio        Amount
------------------------------------------------------------------------------------------------------------------------
      Stockholders' equity,
         and ratio to total
         assets                         9.58%       $ 24,446,813
      Unrealized gain on
         investment and
         mortgage-backed
         securities available
         for sale, net of tax                           (398,219)
      Investment in and
         advances to
         nonincludable
         subsidiaries                                   (833,000)
------------------------------------------------------------------------------------------------------------------------

      Tangible capital, and
         ratio to adjusted
         total assets                   9.14%       $ 23,215,594      1.50%     $3,810,066
      Tier I (core) capital,
         and ratio to adjusted
         total assets                   9.14%       $ 23,215,594      3.00%     $7,620,132       5.00%     $12,700,220
      Tier I capital, and ratio
         to risk-weighted
         assets                        26.93%       $ 23,215,594                                 6.00%     $ 5,171,880
      Allowance for loan
         losses (general
         valuation allowance)                            344,200
------------------------------------------------------------------------------------------------------------------------

      Total risk-based capital,
         and ratio to risk-
         weighted assets               27.33%       $ 23,559,794      8.00%     $6,895,840      10.00%     $ 8,619,800
========================================================================================================================

      Total assets                                  $255,163,546
                                                    ------------

      Adjusted total assets                         $254,004,407
                                                    ------------

      Risk-weighted assets                          $ 86,198,000
                                                    ------------

                                                                                                            (Continued)


EQUALITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

========================================================================================================================

                                                                           1997
                                       ----------------------------------------------------------------------------
                                                                                                    To be well
                                                                                                    capitalized
                                                                       Minimum for OTS              for prompt
                                                                       capital adequacy          corrective action
                                               Actual                      purposes                 provisions
                                       ----------------------         ------------------        -------------------
                                       Ratio           Amount         Ratio       Amount        Ratio        Amount
------------------------------------------------------------------------------------------------------------------------
      Stockholders' equity, and
         ratio to total assets          6.29%       $ 12,634,261
      Unrealized loss on invest-
         ment and mortgage-
         backed securities
         available for sale,
         net of tax                                      509,523
      Investment in and advances
         to nonincludable
         subsidiaries                                   (845,000)
------------------------------------------------------------------------------------------------------------------------

      Tangible capital, and ratio
         to adjusted total assets       6.11%       $ 12,298,784      1.50%     $3,017,402
      Tier I (core) capital, and
         ratio to adjusted total
         assets                         6.11%       $ 12,298,784      3.00%     $6,034,805       5.00%     $10,058,008
      Tier I capital, and ratio to
         risk-weighted assets          17.46%       $ 12,298,784                                 6.00%     $ 4,226,580
      Allowance for loan losses
         (general valuation
         allowance)                                      283,000
------------------------------------------------------------------------------------------------------------------------

      Total risk-based capital,
         and ratio to risk-
         weighted assets               17.86%       $ 12,581,784      8.00%     $5,635,440      10.00%     $ 7,044,300
========================================================================================================================

      Total assets                                  $200,763,642
                                                    ------------

      Adjusted total assets                         $201,160,165
                                                    ------------

      Risk-weighted assets                          $ 70,443,000
                                                    ------------

                                                                                                            (Continued)

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

(4)   Investment Securities

      The amortized cost and market value of investment securities classified as available for sale at March 31, 1998 and 1997 are as follows:

================================================================================================================
                                                                        Gross            Gross
                                                  Amortized          unrealized        unrealized      Market
                                                     cost               gains            losses         value
----------------------------------------------------------------------------------------------------------------
      U.S. government and
         agency obligations:
               1998                              $68,359,039           548,828           10,711      68,897,156
================================================================================================================

               1997                              $70,705,833           255,529          838,555      70,122,807
================================================================================================================

     The amortized cost and market value of investment securities classified as available for sale at March 31, 1998, by contractual maturity, are as follows:

================================================================================================================
                                                           Amortized cost               Market value
----------------------------------------------------------------------------------------------------------------
   Due in one year or less                                   $   492,453                    499,375
   Due after one year through five years                      22,507,186                 22,685,107
   Due after five years through ten years                     33,238,555                 33,468,111
   Due after ten years                                        12,120,845                 12,244,563
----------------------------------------------------------------------------------------------------------------

                                                             $68,359,039                 68,897,156
================================================================================================================

      Proceeds from sales of investment securities during 1998, 1997, and 1996 were approximately $50.7 million, $28.4 million, and $31.1 million, respectively. During 1998, 1997, and 1996, gross gains of $391,171, $77,173 and $125,167, respectively, and gross losses of $266,974, $41,296, and $66,252, respectively, were recognized on these sales.

      The amortized cost and estimated market value of investment securities classified as held to maturity at March 31, 1998 and 1997 are as follows:

================================================================================================================
                                                                          Gross          Gross        Estimated
                                                   Amortized           unrealized      unrealized       market
                                                     cost                 gains          losses         value
----------------------------------------------------------------------------------------------------------------
      U.S. government and
         agency obligations:
               1998                               $2,600,000                -            73,000       2,527,000
================================================================================================================

               1997                               $4,848,587               476          124,063       4,725,000
================================================================================================================

                                                                                                     (Continued)

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      The amortized cost and estimated market value of investment securities classified as held to maturity at March 31, 1998, by contractual maturity, are as follows:

================================================================================
                                                                     Estimated
                                                   Amortized           market
                                                     cost              value
--------------------------------------------------------------------------------
      Due in one year or less                     $2,000,000         1,989,375
      Due after five years through ten years         600,000           537,625
--------------------------------------------------------------------------------

                                                  $2,600,000         2,527,000
================================================================================

(5)   Mortgage-Backed Securities

      The amortized cost and market value of mortgage-backed securities classified as available for sale at March 31, 1998 and 1997 are as follows:

=================================================================================================
                                                      Gross             Gross
                                Amortized          unrealized         unrealized       Market
                                   cost               gains             losses          value
-------------------------------------------------------------------------------------------------
      1998
      ----

         FNMA                  $28,524,134            71,109            25,082       28,570,161
         FHLMC                   2,559,036            29,439             8,305        2,580,170
         GNMA                   27,318,596            73,673            30,511       27,361,758
-------------------------------------------------------------------------------------------------

                               $58,401,766           174,221            63,898       58,512,089
=================================================================================================
      Weighted average interest rate at March 31        6.38%
                                                        ----

=================================================================================================

                                                      Gross             Gross
                                Amortized          unrealized         unrealized       Market
                                   cost               gains             losses          value
-------------------------------------------------------------------------------------------------
      1997
      ----

         FNMA                  $ 7,193,758            17,364           186,609        7,024,513
         FHLMC                   4,562,858            28,305            35,790        4,555,373
         GNMA                    3,449,668            19,702            95,231        3,374,139
-------------------------------------------------------------------------------------------------

                               $15,206,284            65,371           317,630       14,954,025
=================================================================================================
      Weighted average interest rate at March 31        6.75%
                                                        ----
                                                                                     (Continued)

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      The amortized cost and market value of mortgage-backed securities classified as available for sale at March 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers have the right to prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

=================================================================================================
                                                                    Amortized          Market
                                                                       cost             value
-------------------------------------------------------------------------------------------------
      Due in one year or less                                      $   359,598          361,594
      Due after one year through five years                          1,625,184        1,653,786
      Due after five years through ten years                           138,485          142,857
      Due after ten years                                           56,278,499       56,353,852
-------------------------------------------------------------------------------------------------

                                                                   $58,401,766       58,512,089
=================================================================================================

      Proceeds from the sale of mortgage-backed securities during 1998, 1997 and 1996 were approximately $10.0 million, $22.3 million and $6.9 million, respectively. During 1998, 1997 and 1996, gross gains of $5,880, $97,917 and $3,186, respectively, and gross losses of $89,033, $126,510 and $70,381, respectively, were recognized on these sales.

                                                            (Continued)

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

(6)   Loans Receivable

      Loans receivable are summarized as follows:

=================================================================================================
                                                                1998                   1997
-------------------------------------------------------------------------------------------------
      Loans secured by real estate:
         Residential:
            One- to four-family:
                Conventional                                $ 67,542,904             69,810,802
                FHA and VA                                    11,718,426             14,233,144
            Multifamily                                        1,381,749              1,637,293
         Commercial                                            2,683,582              2,661,620
         Loans held for sale                                  14,523,036              4,397,614
-------------------------------------------------------------------------------------------------

      Total loans secured by real estate                      97,849,697             92,740,473
-------------------------------------------------------------------------------------------------

      Commercial business                                      8,153,453              1,279,641
      Loans secured by savings deposits                          391,010                366,082
      Property improvement                                     1,727,691              1,595,572
      Automobiles                                                616,911                122,403
      Other                                                      157,183                162,297
-------------------------------------------------------------------------------------------------

      Total loans                                            108,895,945             96,266,468

      Less:
         Loans in process                                          3,000                      -
         Deferred loan fees, net                                  36,840                 46,159
         Unearned discounts                                        8,029                  4,523
         Allowance for loan losses                               374,200                283,000
         Valuation reserve on loans held for sale                 58,455                  4,803
-------------------------------------------------------------------------------------------------

                                                            $108,415,421             95,927,983
=================================================================================================

      Weighted average interest rate at March 31                    7.76%                  7.65%
                                                                    ----                   ----

      Adjustable rate mortgages at March 31, 1998 and 1997 totaled approximately $53,000,000 and $55,000,000, respectively.

      At March 31, 1998 and 1997, loans secured by real estate contractually delinquent 90 days or more totaled $852,715 and $642,856, respectively. Of these amounts, $833,241 and $571,386, respectively, were insured by the Federal Housing Administration or guaranteed by the Veterans Administration. No loans were deemed by management to be impaired at March 31, 1998 or 1997.

      EMC had commitments to sell loans of approximately $12,000,000 and $3,920,000 at March 31, 1998 and 1997, respectively.

                                                            (Continued)

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      Loans serviced by EMC at March 31, 1998, 1997, and 1996 are as follows:

================================================================================
                                  1998              1997              1996
--------------------------------------------------------------------------------
      For ESB                 $ 85,638,732        90,600,283        83,926,591
      For others               254,415,299       232,430,243       210,037,963
--------------------------------------------------------------------------------

                              $340,054,031       323,030,526       293,964,554
================================================================================

      Activity in the allowance for loan losses is summarized as follows:

=================================================================================================
                                                      1998              1997             1996
-------------------------------------------------------------------------------------------------
      Balance, beginning of year                    $283,000           233,000          216,775
      Provision charged to expense                   115,513            50,000           31,225
      Charge-offs                                    (24,313)                -          (15,000)
-------------------------------------------------------------------------------------------------

      Balance, end of year                          $374,200           283,000          233,000
=================================================================================================

      Following is a summary of activity for 1998 of loans made to executive officers and directors or to entities in which such individuals had beneficial interest. Such loans were made in the normal course of business on substantially the same terms, including interest and collateral requirements, as those prevailing at the same time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present unfavorable features.

================================================================================
      Balance at March 31, 1997                   $1,152,246
      New loans                                      490,000
      Payments received                             (135,036)
--------------------------------------------------------------------------------

      Balance at March 31, 1998                   $1,507,210
================================================================================

(7)   Investment in Real Estate

      Investment in real estate is summarized as follows:

=================================================================================================
                                                                        1998             1997
-------------------------------------------------------------------------------------------------
      Real estate held for investment                                 $279,784          291,045
      Investment in real estate joint venture:
         Equity in operations                                         (194,514)        (150,405)
         Loan to real estate joint venture                             649,047          662,912
      Real estate acquired through foreclosure                               -           66,346
-------------------------------------------------------------------------------------------------

                                                                      $734,317          869,898
=================================================================================================

                                                                                     (Continued)

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      The investment in real estate joint venture consists of the WC Joint Venture, a 50%-owned venture formed in 1986.


(8)   Mortgage Servicing Rights

      The cost of mortgage servicing rights capitalized and the resulting increase in gain on sale of mortgage loans amounted to $768,801, $483,093, and $317,001 in 1998, 1997, and 1996,
      respectively. Equality established an impairment reserve of $139,835, $66,022 and $20,418 in 1998, 1997 and 1996,
      respectively. The fair value of the capitalized mortgage servicing rights was approximately $1,513,000 and $979,000 at March 31, 1998 and 1997, respectively. The fair value was estimated based on quoted market prices for mortgage servicing rights of a similar nature. Note rate and loan type are the predominant characteristics used to evaluate the carrying and fair value of the capitalized mortgage servicing rights.


(9)   Office Properties and Equipment

      Office properties and equipment are summarized as follows:

=================================================================================================
                                                                       1998             1997
-------------------------------------------------------------------------------------------------
      Land                                                          $1,446,688        1,146,688
      Office buildings and improvements                              3,215,426        2,483,865
      Furniture and equipment                                        2,345,405        2,212,369
      Automobiles                                                       61,965           81,758
      Property held for future expansion                             1,691,288                -
-------------------------------------------------------------------------------------------------

                                                                     8,760,772        5,924,680
      Less accumulated depreciation and
         amortization                                                3,186,485        2,991,089
-------------------------------------------------------------------------------------------------

                                                                    $5,574,287        2,933,591
=================================================================================================

      Depreciation and amortization expense for 1998, 1997, and 1996 was $272,470, $280,383, and $313,436, respectively.

      ESB is obligated under certain noncancellable leases on properties. The future minimum lease payments under these leases total $66,900 during 1999.

                                                            (Continued)

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

(10)  Accrued Interest Receivable and Other Assets

      Accrued interest receivable and other assets are summarized as follows:

================================================================================
                                                     1998              1997
--------------------------------------------------------------------------------
      Accrued interest:
         Loans receivable                         $  554,529           487,720
         Interest-bearing deposits                     3,849           181,528
         Investment securities                       813,496           989,575
         Mortgage-backed securities                  324,223            89,961
--------------------------------------------------------------------------------

      Total accrued interest                       1,696,097         1,748,784

      Accounts receivable                            260,572           346,380
      Prepaid expenses                               229,605           255,005
      Other                                          144,634            36,364
--------------------------------------------------------------------------------

                                                  $2,330,908         2,386,533
================================================================================

(11)  Savings Deposits

      Savings deposits are summarized as follows:

====================================================================================================================
                                                    1998                                        1997
                                       -------------------------------           ----------------------------------
                                                   Weighted                                    Weighted
                                                    average    Percent                          average     Percent
                                                   interest   of total                         interest    of total
                                       Amount        rate      savings           Amount          rate       savings
---------------------------------------------------------------------------------------------------------------------
Demand deposits:
   Checking                         $ 15,289,961      1.04%      12.8%        $ 12,163,249        1.32%        9.9%
   Passbook                           19,762,521      2.51       16.6           21,576,722        2.51        17.5
   Money market                        5,516,869      3.07        4.6            6,135,128        3.22         5.0
---------------------------------------------------------------------------------------------------------------------

Total demand deposits                 40,569,351      2.03       34.0           39,875,099        2.25        32.4
---------------------------------------------------------------------------------------------------------------------

Certificates of deposit:
   Negotiated rate
      ($100,000 or more)               2,214,167      6.12        1.9            2,717,985        6.20         2.2
   Other                              76,517,858      5.76       64.1           80,389,870        5.75        65.4
---------------------------------------------------------------------------------------------------------------------

Total certificates
   of deposit                         78,732,025      5.77       66.0           83,107,855        5.76        67.6
---------------------------------------------------------------------------------------------------------------------

                                    $119,301,376      4.49%     100.0%        $122,982,954        4.63%      100.0%
=====================================================================================================================

                                                                                                         (Continued)

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      Certificate of deposit accounts by interest rate ranges are as follows:

=============================================================================================================
                                                          1998                                1997
                                                 ----------------------              ----------------------
                                                                Average                             Average
                                                 Amount          rate                Amount          rate
-------------------------------------------------------------------------------------------------------------
      Less than 3.00%                         $     2,792        2.50%                  7,791        2.50%
      3.00% to 3.99%                               26,404        3.00                 250,986        3.85
      4.00% to 4.99%                            3,213,652        4.22               3,925,295        4.26
      5.00% to 5.99%                           48,216,444        5.38              49,200,044        5.39
      6.00% to 6.99%                           15,121,692        6.24              17,083,022        6.20
      7.00% to 7.99%                           11,634,441        7.00              12,154,898        7.00
      8.00% and greater                           516,600        9.75                 485,819        9.75
-------------------------------------------------------------------------------------------------------------

                                              $78,732,025        5.77%             83,107,855        5.76%
=============================================================================================================

      Certificate of deposit accounts at March 31, 1998 and 1997 are scheduled to mature as follows:

=============================================================================================================
                                                          1998                                1997
                                                 ----------------------              ----------------------
                                                               Percent                             Percent
                                                 Amount        of total              Amount        of total
-------------------------------------------------------------------------------------------------------------

      Within one year                         $42,429,774        53.9%             36,334,368        43.7%
      Second year                              21,282,173        27.0              22,832,417        27.5
      Third year                                6,832,276         8.7              16,693,320        20.1
      Fourth year                               4,563,009         5.8               4,948,760         5.9
      Thereafter                                3,624,793         4.6               2,298,990         2.8
-------------------------------------------------------------------------------------------------------------

                                              $78,732,025       100.0%             83,107,855       100.0%
=============================================================================================================

      Interest expense on savings deposits by type is summarized as follows:

===============================================================================================
                                                         1998           1997           1996
-----------------------------------------------------------------------------------------------
      Checking and money market demand               $  342,468        320,394        362,174
      Passbook                                          663,498        545,808        562,264
      Certificates of deposit                         4,627,726      4,815,982      4,804,390
-----------------------------------------------------------------------------------------------

                                                     $5,633,692      5,682,184      5,728,828
===============================================================================================

                                                                                   (Continued)

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

(12)  Borrowed Money

      Borrowed money at March 31, 1998 and 1997 is summarized as follows:

=========================================================================================================
                                                      1998                                 1997
                                             -----------------------              ----------------------
                                                            Weighted                            Weighted
                                                             average                             average
                                                            interest                            interest
                                             Amount           rate                Amount          rate
---------------------------------------------------------------------------------------------------------
   Note payable to bank                   $  1,678,694        2.25%            $ 1,112,964        2.25%
   Advances from the FHLB:
      Due in 1998                                    -           -               7,000,000        5.69
      Due in 2001                           10,000,000        5.33                       -           -
      Due in 2002                           71,000,000        5.35              56,000,000        5.30
      Due in 2008                           23,000,000        5.22                       -           -
   ESOP debt                                         -           -                 135,840        9.50
---------------------------------------------------------------------------------------------------------

                                          $105,678,694        5.27%            $64,248,804        5.30%
=========================================================================================================

      The note payable to bank, which is tied to average collected funds of EMC on deposit at such bank, is due April 23, 1998. Investment securities with an amortized cost of $4,003,702 and a market value of $4,012,188 secure the note payable to bank at March 31, 1998.

      FHLB advances are secured under a blanket agreement which assigns all FHLB stock, certain investment securities, and mortgage loans equal to 150% of the outstanding advances balance. Investment securities with an amortized cost of $65,261,913 and a market value of $65,082,326 are pledged to secure advances from the FHLB at March 31, 1998.

      In 1993, the ESOP borrowed $266,000 to finance the acquisition of the stock to be held in trust for future allocation to eligible participants. The debt of the ESOP was guaranteed by ESB and was reflected as a liability in the consolidated balance sheet. In connection with the Conversion, an additional 119,806 shares of Equality's stock was purchased by the ESOP using funds loaned by Equality. In addition, the ESOP debt to another financial institution was repaid with additional funds loaned to the ESOP by Equality.


(13)  Income Taxes

      Prior to 1997, if certain conditions were met, savings and loan associations and savings banks were allowed special bad debt deductions in determining taxable income based on either specified experience formulas or on a percentage of taxable income before such deduction. Bad debt deductions in excess of actual losses were tax-preference items, and were subject to a minimum tax. The Company used the percentage of taxable income method for the year ended March 31, 1996 in determining the bad debt deduction for tax purposes.

                                                            (Continued)

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      The special bad debt deduction accorded thrift institutions is covered under Section 593 of the Internal Revenue Code (IRC). On August 20, 1996, the Small Business Job Protection Act of 1996 (the Act) was signed into law. The Act included the repeal of certain portions of Section 593 effective for tax years beginning after December 31, 1995. As a result, ESB is no longer allowed a percentage method bad debt deduction. The repeal of the thrift reserve method generally requires thrift institutions to recapture into income the portion of tax bad debt reserves accumulated since 1987 (base year reserve). The recapture will generally be taken into income ratably over six tax years. However, if ESB meets a residential loan requirement for tax years ending in 1998 and 1997, recapture of the reserve can be deferred until the tax year ending March 31, 1999. At March 31, 1998, ESB had bad debts deducted for tax purposes in excess of the base year reserve of approximately $245,000. ESB has recognized a deferred income tax liability for this amount.

      Certain events covered by IRC Section 593(e), which was not repealed, will trigger a recapture of the base year reserve. The base year reserve of thrift institutions would be recaptured if a thrift ceases to qualify as a "bank" for federal income tax purposes. The base year reserves of thrift institutions also remain subject to income tax penalty provisions which, in general, require recapture upon certain stock redemptions of, and excess distributions to, stockholders. At March 31, 1998, retained earnings included approximately $2.9 million of base year reserves for which no deferred federal income tax liability has been recognized.

      The composition of income tax expense for 1998, 1997, and 1996 is as follows:

===============================================================================================
                                                         1998           1997           1996
-----------------------------------------------------------------------------------------------
      Current:
         Federal                                       $613,427        187,974        273,713
         State                                           69,277         23,752         19,111
-----------------------------------------------------------------------------------------------

      Total current                                     682,704        211,726        292,824

      Deferred                                           94,964         91,733        124,958
-----------------------------------------------------------------------------------------------

      Total income tax expense                         $777,668        303,459        417,782
===============================================================================================

      Applicable income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate of 34% for the reasons noted in the table below:

===============================================================================================
                                                         1998           1997           1996
-----------------------------------------------------------------------------------------------
      Tax at statutory federal income tax rate         $685,724        274,799        364,221
      State income tax, net of federal tax benefit       45,723         15,676         12,613
      Other, net                                         46,221         12,984         40,948
-----------------------------------------------------------------------------------------------

                                                       $777,668        303,459        417,782
===============================================================================================

                                                                                   (Continued)

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      The components of deferred tax assets and deferred tax liabilities at March 31, 1998 and 1997 were as follows:

===============================================================================================
                                                                       1998            1997
-----------------------------------------------------------------------------------------------
      Deferred tax assets:
         General loan loss allowance                                $  138,903        105,050
         Deferred compensation                                          15,671          9,409
         Deferred loan fees                                              5,769         13,728
         Excess servicing gains                                         15,008         20,026
         Available for sale securities market valuation                      -        325,762
         Other                                                           7,575          9,204
-----------------------------------------------------------------------------------------------

      Total deferred tax assets                                        182,926        483,179
-----------------------------------------------------------------------------------------------

      Deferred tax liabilities:
         Tax depreciation in excess of that recorded for
            book purposes                                              248,027        246,172
         FHLB stock dividends                                          154,162        154,162
         Allowance for loan losses in excess of base-year reserve       83,156         81,858
         Mortgage servicing rights                                     306,036        186,616
         Available for sale securities market valuation                250,221              -
         Other                                                          13,163         10,798
-----------------------------------------------------------------------------------------------

      Total deferred tax liabilities                                 1,054,765        679,606
-----------------------------------------------------------------------------------------------

      Net deferred tax liability                                    $  871,839        196,427
===============================================================================================

      The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that Equality will realize the benefits of these temporary differences at March 31, 1998 and, therefore, has not established a valuation reserve.


(14)  Employee Stock Ownership Plan, Stock Option and Incentive
        Plan, Management Recognition Plan, Officers Retirement
        Plan, and 401(k) Plan

      During 1993, the Company established an employee stock ownership plan for the exclusive benefit of participating employees.
      Employees age 21 or older who have completed one year of service are eligible to participate. The ESOP is to be funded by contributions made in cash or common stock.

                                                            (Continued)

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      In connection with the mutual holding company conversion, the ESOP purchased 26,600 shares (3.2% of total shares issued) of the Association's common stock at a subscription price of $10.00 per share using funds loaned by a third party. As a result of the Conversion, these ESOP shares were converted into 79,065 shares based on the Exchange Ratio. In connection with the Conversion, the ESOP purchased an additional 119,806 shares of common stock at a subscription price of $10.00 per share using funds loaned by Equality. During 1998, the third party loan was repaid and added to the Equality loan which is being repaid with level principal payments over 10 years. All shares are held in a suspense account for allocation among the participants as the loan is repaid. Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation. The purchases of the shares by the ESOP were recorded by Equality as unearned ESOP shares in a contra equity account. As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and Equality recognizes compensation expense equal to the fair market value of the shares committed to be released. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. Compensation expense related to the ESOP was $67,142, $28,544, and $32,577 for 1998, 1997, and 1996,
      respectively.

      The ESOP shares as of March 31, 1998 are as follows:

================================================================================
      Allocated shares                                   45,014
      Unreleased shares                                 153,857
--------------------------------------------------------------------------------

      Total ESOP shares                                 198,871
================================================================================

      Fair value of unreleased shares                 2,365,551
================================================================================

      In connection with the mutual holding company conversion, Equality adopted the 1993 Stock Option and Incentive Plan which provided for the granting of options for a maximum of 38,000 shares of common stock at $10.00 per share to directors and key officers. As a result of the Conversion, the stock options and the price per share were converted based on the Exchange Ratio.

      Equality accounts for stock-based compensation under the stock option plan in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, recognizes no compensation expense as the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.

                                                            (Continued)

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      Information on Equality's stock options are summarized as follows:

====================================================================================================
                                                                                        Per share
                                                                       Average price      option
                                                         Shares          per share     price range
----------------------------------------------------------------------------------------------------
      Outstanding and exercisable
         at March 31, 1995                               71,932            $3.36           3.36
      Granted                                            41,019             4.37           4.37
----------------------------------------------------------------------------------------------------

      Outstanding and exercisable
         at March 31, 1996                              112,951             3.73       3.36 - 4.37
      Granted                                                 -                -                 -
----------------------------------------------------------------------------------------------------

      Outstanding and exercisable
         at March 31, 1997                              112,951             3.73       3.36 - 4.37
      Exercised                                          19,953             3.45       3.36 - 4.37
----------------------------------------------------------------------------------------------------

      Outstanding and exercisable
         at March 31, 1998                               92,998             3.79       3.36 - 4.37
====================================================================================================

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and has been determined as if Equality had accounted for its employee stock options under the fair value method. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996; risk-free interest rate of 8.15%, dividend yield of 1.90%, volatility factor of the expected market price of Equality's common stock of 15.00%, and a weighted-average expected life of the options of 7.6 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Equality's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

The following represents pro forma disclosures:

================================================================================
   Net income:
      As reported                    $653,456
      Pro forma                       618,185

   Net income per share:
      As reported:
         Basic                           0.27
         Diluted                         0.27

      Pro forma:
         Basic                           0.26
         Diluted                         0.26
================================================================================

                                                                     (Continued)

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
      Also in conjunction with the mutual holding company conversion
      Equality established the 1993 Management Recognition Plan which acquired 11,400 shares (2.7% of total shares issued) of common stock at a subscription price of $10.00 per share. The MRP provides that such common stock can be issued to employees in key management positions to encourage such key employees to remain with the company. As of December 31, 1995, participants had become fully vested and the shares of stock were released to the appropriate participants. Compensation expense related to vesting in the MRP totaled $28,500 during 1996.

      Equality maintains a retirement plan for certain officers. Upon retirement at age 65, each participating officer will receive $50,000 on an annual basis for a period of 10 years following retirement. Benefits to be paid for future service will be accrued over the remaining period of service of each officer. The plan has been funded through the purchase of life insurance contracts on each officer. The cash surrender value of the life insurance contracts totaled $86,597 as of March 31, 1998, and is included in other assets in the consolidated balance sheet. Expense related to the plan was $39,271 for the year ended March 31, 1998.

      Equality sponsors a defined contribution plan qualifying under
      Section 401(k) of the Internal Revenue Code. Participants may designate up to 15% of their annual compensation as their contribution to the plan, which is partially matched by Equality. Expense included in the consolidated statements of income totaled approximately $27,064, $21,585, and $17,259, for 1998, 1997, and
      1996, respectively.


(15)  Disclosures About Financial Instruments

      Equality is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments, which are solely made up of commitments to extend credit, may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contractual amounts of these instruments reflect the extent of involvement Equality has in this particular class of financial instruments.

      Equality's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. Equality uses the same credit policies in making commitments as they do for financial instruments recorded in the consolidated balance sheets.

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Equality evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Equality upon extension of credit, is based on management's credit evaluation of the counterparty.

      At March 31, 1998, Equality had outstanding commitments to originate fixed rate mortgage loans of $3.6 million (at interest rates ranging from 6.875% to 8.0%). Commitments to extend credit may involve elements of interest rate risk in excess of the amount recognized in the consolidated balance sheets. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably since the time the commitment was made.

                                                            (Continued)

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      A summary of the carrying amounts and fair values of Equality's financial instruments at March 31, 1998 and 1997 is as follows:

==============================================================================================================
                                                              1998                           1997
                                                     ----------------------         ---------------------
                                                     Carrying          Fair         Carrying         Fair
               Assets                                 amount          value          amount         value
--------------------------------------------------------------------------------------------------------------
      Cash, primarily interest-bearing
         demand deposits                           $  1,070,538      1,070,538      1,037,199      1,037,199
      Interest-bearing deposits                       1,378,000      1,407,542      3,819,744      3,853,575
      Investment securities                          71,497,156     71,424,156     74,971,394     74,847,807
      Mortgage-backed securities                     58,512,089     58,512,089     14,954,025     14,954,025
      Loans receivable                              108,415,421    109,775,798     95,927,983     94,395,483
      Stock in Federal Home Loan Bank                 5,200,000      5,200,000      3,350,000      3,350,000
      Accrued interest receivable                     1,696,097      1,696,097      1,748,784      1,748,784
--------------------------------------------------------------------------------------------------------------

                                                   $247,769,301    249,086,220    195,809,129    194,186,873
==============================================================================================================

               Liabilities
--------------------------------------------------------------------------------------------------------------

      Savings deposits                             $119,301,376    119,794,942    122,982,954    122,925,487
      Accrued interest payable on savings
         deposits                                       134,203        134,203        134,599        134,599
      Borrowed money                                105,678,694    105,540,078     64,248,804     63,984,429
      Advance payments by borrowers for
         taxes and insurance                            105,950        105,950         86,776         86,776
--------------------------------------------------------------------------------------------------------------

                                                   $225,220,223    225,575,173    187,453,133    187,131,291
==============================================================================================================

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

            Cash, Primarily Interest-Bearing Demand Deposits

      For cash, primarily interest-bearing demand deposits, the carrying amount is a reasonable estimate of fair value, as such instruments reprice in a short time period.

            Interest-Bearing Deposits

      The fair value of interest-bearing deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturity.

            Investment and Mortgage-Backed Securities

      Fair values are based on quoted market prices or dealer quotes.

            Loans Receivable

      Fair values are estimated for portfolios of loans receivable with similar financial characteristics. Loans are segregated by type such as residential, commercial, and consumer. Each loan receivable category is

                                                            (Continued)

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      further segmented into fixed and adjustable rate interest terms. The fair value of loans receivable is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates equal to rates at which loans, similar in type, would be originated at March 31, 1998. Estimated maturities are based upon the average remaining contractual lives for each loan receivable classification.

            Stock in Federal Home Loan Bank

      Fair value is equal to cost, which represents redemption value.

            Accrued Interest Receivable, Accrued Interest Payable on
              Savings Deposits, and Advance Payments by Borrowers for Taxes and Insurance

      For accrued interest receivable, accrued interest payable on savings deposits, and advance payments by borrowers for taxes and insurance, the carrying amount is a reasonable estimate of fair value because of the short maturity for these financial instruments.

            Savings Deposits

      The fair value of savings deposits with no stated maturity is equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for savings deposits of similar remaining maturities.

            Borrowed Money

      The fair value of borrowed money is based on the discounted value of contractual cash flows. The discount rate is estimated using rates on borrowed money with similar remaining maturities.

      The fair value estimates provided are made at a point in time based on market information and information about the financial instruments. Because no market exists for a portion of Equality's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the fair value estimates.


(16)  Contingencies

      The Company is involved in various litigation arising in the ordinary course of business. In the opinion of management, at the present time, disposition of the suits and claims will not have a material effect on the financial position of the Company.

                                                            (Continued)

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

(17)  Selected Quarterly Financial Data (Unaudited)

      Selected quarterly financial data for the year ended March 31, 1998 and 1997 is as follows:

================================================================================================================
                                                                             Quarter ended
                                                        June 30,     September 30,  December 31,     March 31,
                                                          1997           1997           1997           1998
----------------------------------------------------------------------------------------------------------------
                                                             (thousands of dollars except per share data)
      Total interest income                             $ 3,407          3,530          3,863          3,880
      Total interest expense                             (2,304)        (2,338)        (2,468)        (2,615)
----------------------------------------------------------------------------------------------------------------

      Net interest income                                 1,103          1,192          1,395          1,265
      Provision for losses on loans                           -            (24)             -            (92)
      Noninterest income                                    555            825            735          1,150
      Noninterest expense                                (1,350)        (1,442)        (1,529)        (1,766)
----------------------------------------------------------------------------------------------------------------

      Income before income
         tax expense                                        308            551            601            557
      Income tax expense                                    120            215            237            206
----------------------------------------------------------------------------------------------------------------

      Net income                                        $   188            336            364            351
----------------------------------------------------------------------------------------------------------------

      Earnings per share:
         Basic                                          $  0.07           0.14           0.15           0.15
         Diluted                                           0.07           0.14           0.15           0.15
================================================================================================================

                                                                             Quarter ended
                                                        June 30,     September 30,  December 31,     March 31,
                                                          1996           1996           1996           1997
----------------------------------------------------------------------------------------------------------------
                                                             (thousands of dollars except per share data)
      Total interest income                             $ 3,265          3,492          3,388          3,465
      Total interest expense                             (2,229)        (2,352)        (2,304)        (2,227)
----------------------------------------------------------------------------------------------------------------

      Net interest income                                 1,036          1,140          1,084          1,238
      Provision for losses on loans                           -              -              -            (50)
      Noninterest income                                    723            529            752            565
      Noninterest expense                                (1,326)        (2,201)        (1,344)        (1,338)
----------------------------------------------------------------------------------------------------------------

      Income before income
         tax expense                                        433           (532)           492            415
      Income tax expense (benefit)                          169           (207)           192            149
----------------------------------------------------------------------------------------------------------------

      Net income (loss)                                 $   264           (325)           300            266
----------------------------------------------------------------------------------------------------------------

      Earnings (loss) per share:
         Basic                                          $  0.11          (0.13)          0.12           0.11
         Diluted                                           0.11          (0.13)          0.12           0.11
================================================================================================================

                                                                                                  (Continued)

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

(18)  Condensed Financial Information of Parent Company

      The condensed balance sheet as of March 31, 1998 and the related condensed statements of income and cash flows from the date of inception through March 31, 1998 of the Company are as follows:

                                     Condensed Balance Sheet
=================================================================================================
                        Assets
-------------------------------------------------------------------------------------------------

      Cash                                                                       $    962,144
      Investment in subsidiary                                                     24,446,813
      Other assets                                                                    423,051
-------------------------------------------------------------------------------------------------

      Total assets                                                               $ 25,832,008
=================================================================================================

         Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------------

      Other liabilities                                                          $     (5,807)
      Stockholders' equity                                                         25,837,815
-------------------------------------------------------------------------------------------------

      Total liabilities and stockholders' equity                                 $ 25,832,008
=================================================================================================

                                  Condensed Statement of Income
=================================================================================================

                                                                                  For the four
                                                                                  months ended
                                                                                 March 31, 1998
-------------------------------------------------------------------------------------------------
      Revenue - interest income                                                  $     34,007
-------------------------------------------------------------------------------------------------

      Expenses:
         Legal                                                                         12,183
         Other                                                                         13,393
-------------------------------------------------------------------------------------------------

                                                                                       25,576
-------------------------------------------------------------------------------------------------

      Income before equity in undistributed
         income of subsidiary                                                           8,431
      Equity in undistributed income of subsidiary                                    486,138
-------------------------------------------------------------------------------------------------

      Net income                                                                 $    494,569
=================================================================================================

                                                                                   (Continued)


EQUALITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

=================================================================================================

                                Condensed Statement of Cash Flows
=================================================================================================

                                                                                  For the four
                                                                                  months ended
                                                                                 March 31, 1998
-------------------------------------------------------------------------------------------------
      Cash flows from operating activities:
         Net income                                                              $    494,569
         Adjustments to reconcile net income to
             net cash used in operating activities:
                Equity in undistributed income of subsidiary                         (486,138)
                Other, net                                                            (86,454)
-------------------------------------------------------------------------------------------------

      Net cash used in operating activities                                           (78,023)
-------------------------------------------------------------------------------------------------

      Cash flows from investing activities - investment in subsidiary             (10,000,000)
-------------------------------------------------------------------------------------------------

      Cash flows from financing activities:
         Proceeds from stock offering                                              11,112,371
         Proceeds from exercise of stock options                                       68,916
         Cash dividends paid                                                         (141,120)
-------------------------------------------------------------------------------------------------

      Net cash provided by financing activities                                    11,040,167
-------------------------------------------------------------------------------------------------

      Net increase in cash                                                            962,144

      Cash at beginning of period                                                           -
-------------------------------------------------------------------------------------------------

      Cash at end of period                                                      $    962,144
=================================================================================================

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.


                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
--------------------------------------------------------

     The following table sets forth certain information with respect to the persons who currently serve as members of the Board of Directors of Equality.

                                Age at                  Position Held               Director         Term
        Name                June 29, 1998                 With ESB                   Since          Expires
        ----                -------------                 --------                   -----          -------
LeRoy C. Crook                    89                      Director                    1965           1998
Kenneth J. Hrdlicka               55                      Director                    1983           1998
Michael J. Walsh                  54                      Director                    1986           1998
Richard C. Fellhauer              56     Director, Chairman of the Board, President   1973           1999
                                                and Chief Executive Officer

Daniel C. Aubuchon                50                      Director                    1981           1999
Stacey W. Braswell                54                      Director                    1982           1999
Berenice J. Mahacek               64                      Director                    1982           2000
Charles J. Wolter                 80                      Director                    1989           2000
Michael A. Deelo                  42       Director, Executive Vice President and     1994           2000
                                                  Chief Financial Officer

      The business experience for the past five years of each of the current directors is as follows:

      LeRoy C. Crook, now retired, was a Vice President of Vess Bottling
Company.

      Kenneth J. Hrdlicka has been the Director of Business Development of Anheuser Busch, Inc. for more than the past five years.

      Michael J. Walsh has been a Vice President of ECC for more than the past five years.

      Richard C. Fellhauer has been affiliated with ESB since 1966 and assumed the position of Chairman of the Board, President and Chief Executive Officer in 1982.

      Daniel C. Aubuchon has been a partner with the law firm of Aubuchon, Raniere & Lally, P.C. for more than the past five years.

      Stacey W. Braswell has been a principal stockholder and Vice President of Blaine-Braswell and Associates, an insurance agency, for more than the past five years.

      Berenice J. Mahacek has been retired since 1996. Prior to that time she was a Senior Vice President of ESB.

      Charles J. Wolter has been the President of Realty Net - Wolter Real Estate for more than the past five years.

      Michael A. Deelo has been an Executive Vice President and Chief Financial Officer of ESB sin Prior to that time, he served as Vice President and Chief Financial Officer of ESB.

Associate Directors of ESB

      ESB also has four non-voting Associate Directors who are appointed each year by the Board of Directors. The current Associate Directors are Seymour Bailis, James W. Caulfield, Leonard 0. Wolter and John L. Tacke. While the Associate Directors attend the Board of Directors meetings and provide periodic advice to the Board, they do not vote on any matters presented to the Board for a vote.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

      The following tables summarize compensation information for the fiscal years ended March 31, 1998, 1997 and 1996 with respect to ESB's President and Chief Executive Officer. No other officers of ESB received compensation in excess of $100,000 during the fiscal year ended March 31, 1998.

                                                Annual Compensation               Long-Term Compensation
                                      ----------------------------------------   ------------------------
                                                                                                Securities
                                                                Other Annual      Restricted    Underlying      All other
 Principal Position       Year        Salary         Bonus    Compensation<F1>   Stock Awards     Options   Compensation<F2>
 ------------------       ----        ------         -----    ----------------   ------------     -------   ----------------
Richard C.  Fellhauer
President & Chief         1998       $138,000             -        $10,200             -             -           $3,000
  Executive Officer
                          1997        141,000             -          6,700             -             -            3,300
                          1996        125,000       $10,000          6,500             -             -            4,700

--------------------
<F1>  Consisting solely of directors' fees.

<F2>  Represents the dollar value of matching and discretionary profit sharing contributions pursuant to ESB's tax-qualified thrift plan and the Employee Stock Ownership Plan (the "ESOP") contributions (based on the value of the Common Stock on the date the Common Stock was allocated) made by ESB for the fiscal years ended March 31, 1996, 1997 and 1998.

      The following table sets forth information regarding the fiscal year-end values of unexercised options under the 1993 Stock Option and Incentive Plan held by the named executive officer.

                                                                      Number of Securities            Value of Unexercised
                                                                     Underlying Unexercised           In-the-Money Options
                                                                   Options at Fiscal Year End        at Fiscal Year End<F1>
                                                                  ----------------------------    ----------------------------
                                   Shares Acquired    Value
        Name                         on Exercise    Realized      Exercisable    Unexercisable    Exercisable    Unexercisable
        ----                         -----------    --------      -----------    -------------    -----------    -------------
Richard C.  Fellhauer                   7,505        $90,173         29,947            -            $344,803           -
President & Chief
   Executive Officer

--------------------
<F1>  This amount represents the difference between the market value of one share of ESB's Common Stock on March 31, 1998 ($15.375) and the option exercise price times the total number of shares subject to exercisable or unexercisable options.

Employment Agreement

      On September 30, 1997, Equality entered into an employment agreement with Richard C. Fellhauer, President and Chief Executive Officer of Equality. The employment agreement provides that Mr. Fellhauer will be employed for a 36-month term. The term of the agreement may be extended for an additional twelve-full-calendar-month period by action of the Board of Directors of Equality annually after the Commencement Date.

      Under the employment agreement, the base salary of Mr. Fellhauer will be $132,500 per year. The Board of Directors of Equality will review Mr. Fellhauer's base salary at least once a year and may increase that base salary. In addition to base salary, the agreement provides for participation in any medical, pension, profit-sharing, stock-based incentive plans or other retirement plans, and fringe and retirement benefits offered by ESB to its employees. Mr. Fellhauer will also be entitled to participate, on an equitable basis, with other key management personnel of ESB in discretionary bonuses authorized and declared by the Board of Directors of ESB.

      The agreement may be terminated at any time by the Board of Directors of Equality for conduct not constituting termination for "just cause" (e.g., personal dishonesty, incompetence, willful misconduct, and breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation, final cease-and-desist order or any material breach of the employment agreement), or by Mr. Fellhauer upon 90 days written notice to Equality, as the case may be. In the event the agreement is terminated by the Board of Directors without just cause, Equality is obligated to pay Mr. Fellhauer a severance payment equal to the remaining amount due under the agreement. In the event Mr. Fellhauer terminates the agreement, Equality will have no further obligations to Mr. Fellhauer for compensation and benefits under the terms of the agreement. In the event the agreement is terminated for just cause, Equality is obligated to pay Mr. Fellhauer his compensation and benefits through the date of termination of employment.

      If Mr. Fellhauer is terminated or if he terminates employment for "good reason" (e.g., due to a reduction in his duties, responsibilities or compensation after a change in control) within one year after a "change in control" of Equality, then Equality shall pay to Mr. Fellhauer a lump sum equal to 2.99 times his "Base Amount," as that term is defined in Section 28OG(b)(3) of the Internal Revenue Code of 1986, as amended (the "Code").

      For purposes of the Employment Agreement, a "change in control" shall be deemed to have occurred if: (a) a third person, including a "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934 (as in effect on the date hereof), becomes the beneficial owner of shares of Equality having 25% or more of the total number of votes that may be cast for the election of directors of Equality, including for this purpose any shares beneficially owned by such third person or group as of the date hereof, or
(b) as a result of, or in connection with, any cash tender or exchange offer or other business combination, sale of assets or contested election, or any combination of the foregoing transactions (a "Transaction"), the persons who were directors of Equility before the Transaction shall cease to constitute a majority of the Board of Directors of Equality or any successor to Equality. (In the event of any reorganization involving Eqality in a transaction initiated by Equality in which the shareholders of Equality immediately prior to such reorganization become the shareholders of a successor or ultimate parent company of Equality resulting from such reorganization and the persons who were directors of Equality immediately prior to such reorganization constitute a majority of the Board of Directors of such successor or ultimate parent no "change in control" shall be deemed to have taken place solely by reason of such reorganization, notwithstanding the fact that Equality may have become the wholly-owned subsidiary of another company in such reorganization and members of the Board of Directors of Equality may have become members of the Board of Directors of such successor company, and thereafter the term "Company" for purposes of this paragraph shall refer to such successor or or ultimate parent company.); or (c) a third person, including a "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934 (as in effect on the date hereof), acquires control, as defined in 12 C.F.R. Section 574.4, or any successor regulation, of Equality that would require the filing of an application for acquisition of control or notice of change in control in a manner set forth in 12 C.F.R. Section 574.3, or any successor regulation.

      The agreement with Mr. Fellhauer also includes a covenant which will limit his ability under certain circumstances to compete with the business of Equality for a period of three years following the termination of his employment with Equality.

Directors' Fees

      Members of the Board of Directors of ESB received a fee of $600 for each Board meeting attended. No fees are paid for attending committee meetings of the Board. Associate directors of ESB received $500 for each Board meeting attended. There are no directors' fees paid for attendance at meetings of Equality.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

      The following table sets forth, as of May 31, 1998, certain information as to those persons known by Equality to be the beneficial owners of more than 5 % of the outstanding Equality Bancorp, Inc. common stock.

            Name and Address of                             Amount and Nature of         Percent of C
            Beneficial Owner                              Beneficial Ownership<F1>    Stock Outstanding
            -------------------                           ------------------------    -----------------
      Equality Employee Stock Ownership Plan Trust                 198,871                  7.94%
         4131 South Grand Boulevard
         St. Louis, Missouri 63118-3464

--------------------
<F1>  Unless otherwise indicated, the nature of beneficial ownership for shares shown in this column is sole voting and investment power.

      The following table sets forth, as of May 31, 1998, the number of Equality Bancorp, Inc. common stock beneficially owned by each director, the executive officer named in the Summary Compensation Table above (who is also a director), and all directors and executive officers of Equality as a group.

                                                    Amount and Nature of       Percent of Common
      Name of Beneficial Owner                    Beneficial Ownership<F1>     Stock Outstanding
      ------------------------                    ------------------------     -----------------
      Richard C. Fellhauer                                103,393                 4.08%<F2>
      Berenice J. Mahacek                                  49,151                 1.96%<F2>
      Daniel C. Aubuchon                                   13,958                   <F*>
      Stacey W. Braswell                                   20,746                   <F*>
      Charles J. Wolter                                    27,738                   <F*>
      LeRoy C. Crook                                        6,277                   <F*>
      Kenneth J. Hrdlicka                                  16,959                   <F*>
      Michael J. Walsh                                     42,817                 1.71%<F2>
      Michael A. Deelo                                     78,856                 3.12%<F2>
      Leonard 0. Wolter                                    12,671                   <F*>
      All directors and executive officers
         as a group (10 persons)                          372,566                14.45%<F3>

--------------------
<F*>  Less than 1%
<F1>  Unless otherwise indicated, the nature of beneficial ownership for shares shown in this column is sole voting and investment power. The beneficially owned shares set forth in this column include the following common stock which the beneficial owner has the right to acquire within sixty (60) days through the exercise of stock options:
      Fellhauer: 29,947; Mahacek: 8,619; Braswell: 1,129; Crook: 1,129;
      Hrdlicka: 1,129; Walsh: 3,745; Deelo: 20,212; L. Wolter: 6,717; and
      all directors and  officers as a group.
<F2>  Percentage is calculated on a partially diluted basis, assuming only the exercise of stock options by such individual which are exercisable within 60 days.
<F3>  Percentage is calculated on a fully diluted basis, assuming the exercise of all stock options which are exercisable within 60 days.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

      ESB has followed the policy of offering residential mortgage loans for the financing of personal residences, share loans and consumer loans to its officers, directors and employees. The loans are made in the ordinary course of business and are also made on substantially the same terms and conditions, including interest rate and collateral, as those of comparable transactions prevailing at the am with other persons, and do not include more than the normal risk of collectibility or present other unfavorable features. As of March 31, 1998, approximately $1.5 million of loans were outstanding from ESB to executive officers and directors of ESB and their affiliates.


                              PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

      (a)   Exhibits

            3(i) Articles of Incorporation, Certificate of Incorporation of Registrant as filed in Delaware on May 14, 1997
                        (Incorporated by reference to the Registrant's
                        Registrations Statement on Form S-1, as amended (File
                        No. 333-30469), as originally filed with the SEC on June
                        30, 1997)

            3(ii) Bylaws of Registrant as adopted by the Board of Directors of Registrant on June 20, 1997 (Incorporated by reference to the Registrant's Registrations Statement on Form S-1, as amended (File No. 333-30469), as originally filed with the SEC on June 30, 1997)

            10.1        Equality Savings and Loan Association 1993 Stock Option and
                        Incentive Plan (Incorporated by reference to the
                        Registrant's Registrations Statement on Form S-1, as
                        amended (File No. 333-30469), as originally filed with the
                        SEC on June 30, 1997)

            10.2        Credit Agreement between Registrant and Equality Savings and Loan
                        Association, F.A. Employee Stock Ownership Plan
                        (Incorporated by reference to the Registrant's
                        Registrations Statement on Form S-1, as amended (File No.
                        333-30469), as originally filed with the SEC on June 30,
                        1997)

            10.3        Equality Bancorp, Inc. 1997 Stock Option and Incentive Plan
                        (Incorporated by reference to the Registrant's Registrations
                        Statement on Form S-1, as amended (File No. 333-30469), as originally filed with the SEC on June 30, 1997)

            10.4        Equality Bancorp, Inc. 1997 Management Development and
                        Recognition Plan (Incorporated by reference to the Registrant's
                        Registrations Statement on Form S-1, as amended (File No.
                        333-30469), as originally filed with the SEC on June 30, 1997)

            10.5        Form of Employment Agreement to be entered into between Equality
                        Bancorp, Inc. and Richard C. Fellhauer (Incorporated by
                        reference to the Registrant's Registrations Statement on
                        Form S-1, as amended (File No. 333-30469), as originally
                        filed with the SEC on June 30, 1997)

            10.6        Form of Employment Agreement to be entered into between Equality
                        Bancorp, Inc. and Michael A. Deelo (Incorporated by
                        reference to the Registrant's Registrations Statement on
                        Form S-1, as amended (File No. 333-30469), as originally
                        filed with the SEC on June 30, 1997)

            10.7        Form of Employment Agreement to be entered into between Equality
                        Bancorp, Inc. and Leonard O. Wolter (Incorporated by
                        reference to the Registrant's Registrations Statement

                        on Form S-1, as amended (File No. 333-30469), as originally filed with the SEC on June 30, 1997)

            21 List of subsidiaries of the Registant (Incorporated by reference to the Registrant's Registrations Statement on Form S-1, as amended (File No. 333-30469), as originally filed with the SEC on June 30, 1997)

            23          Consent of KPMG Peat Marwick LLP

            27(i)       Financial Data Schedule - March 31, 1998

            27(ii)      Financial Data Schedule - March 31, 1997

            27(iii)     Financial Data Schedule - March 31, 1996

      (b)   Form 8-K

            No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Form 10-K.

                              SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          EQUALITY BANCORP, INC.


Date:                         By: /s/     Richard C. Fellhauer
                                  ----------------------------------------------
                                          Richard C. Fellhauer, Chairman of the
                                          Board, President, Chief Executive
                                          Officer and Director

      In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 26, 1998.

     /s/ Richard C. Fellhauer                                 /s/ Michael A. Deelo
     ------------------------------------------------        ------------------------------------------------
     Richard C. Fellhauer, Chairman of the Board,            Michael A. Deelo, Executive Vice President,
     President, Chief Executive Officer, and Director        Chief Financial Officer and Director (Principal
     (Principal Executive Officer)                           Financial Officer and Principal Accounting
                                                             Officer)



     /s/ Daniel C. Aubuchon                                   /s/ Stacey W. Braswell
     ------------------------------------------------        ------------------------------------------------
     Daniel C. Aubuchon, Director                            Stacey W. Braswell, Director



     /s/ LeRoy C. Crook                                       /s/ Kenneth J. Hrdlicka
     ------------------------------------------------        ------------------------------------------------
     LeRoy C. Crook, Director                                Kenneth J. Hrdlicka, Director



     /s/ Berenice J. Mahacek                                  /s/ Michael J. Walsh
     ------------------------------------------------        ------------------------------------------------
     Berenice J. Mahacek, Director                           Michael J. Walsh, Director



     /s/ Charles J. Wolter
     ------------------------------------------------
     Charles J. Wolter, Director