Form 10KSB40/A
period 1998-03-31
EQUALITY BANCORP INC
filed 1998-08-11
CIK 1040476

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-KSB/A


[x]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the fiscal year ended March 31, 1998

                                    or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     ----------------    ----------------

                    Commission file number 333-30469

                   EQUALITY BANCORP, INC.
                   (Name of small business issuer in its charter)

              DELAWARE                                   43-1785126
   (State or other jurisdiction of        (I.R.S.  Employer Identification No.)
   incorporation or organization)

  9920 WATSON ROAD, ST. LOUIS, MISSOURI                    63126
 (Address of principal executive offices)                (Zip Code)

Issuer's telephone number:           (314) 965-7090

Securities Registered Under Section 12(b) of the Exchange Act:

                 COMMON STOCK, PAR VALUE $0.01 PER SHARE
                            (Title of class)

Securities Registered Under Section 12(g) of the Exchange Act:      NONE

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO      .
    -----     -----

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   [x]

      State issuer's revenues for its most recent fiscal year: $17,945,606.
                                                               -----------

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of June 24, 1998: $29,641,996.
                            -----------

      State the number of shares outstanding of each of the issuer's classes of common equity: as of May 31, 1998, there were issued and outstanding 2,505,855 shares of the issuer's common stock.

      Transitional Small Business Disclosure Format (Check One):
YES        NO   X  .
    -----     -----

                                               EQUALITY BANCORP, INC.

                                         1998 FORM 10-KSB/A ANNUAL REPORT

                                                TABLE OF CONTENTS

                                                     PART I                                              Page
      Item 1.   Description of Business                                                                   1
      Item 2.   Description of Properties                                                                 34
      Item 3.   Legal Proceedings                                                                         35
      Item 4.   Submission of Matters to a Vote of Security Holders                                       35

                                                      PART II

      Item 5.   Market for Common Equity and Related Stockholder Matters                                  35
      Item 6.   Management's Discussion and Analysis or Plan of Operation                                 36
      Item 7.   Financial Statements                                                                      45
      Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      78

                                                     PART III

      Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance With
                  Section 16(a) of the Exchange Act                                                       78
      Item 10.  Executive Compensation                                                                    79
      Item 11.  Security Ownership of Certain Beneficial Owners and Management                            81
      Item 12.  Certain Relationships and Related Transactions                                            82
      Item 13.  Exhibits and Reports on Form 8-K                                                          82

      SIGNATURES                                                                                          84


                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

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

SELECTED FINANCIAL DATA
-----------------------

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

<F*> Insignificant


ITEM 2.  DESCRIPTION OF PROPERTIES
----------------------------------

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



                                 PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

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


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

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
=================================================================================================

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.


                                     PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

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

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

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


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

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

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

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

            27(i)       Financial Data Schedule - March 31, 1998

            27(ii)      Financial Data Schedule - March 31, 1997

            27(iii)     Financial Data Schedule - March 31, 1996

      (b)   Form 8-K

            No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Form 10-KSB.

                              SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          EQUALITY BANCORP, INC.


Date: August 6, 1998          By: /s/     Richard C. Fellhauer
                                  ----------------------------------------------
                                          Richard C. Fellhauer, Chairman of the
                                          Board, President, Chief Executive
                                          Officer and Director

      In accordance with the Exchange Act, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 6, 1998.

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