Form 10QSB
period 1998-06-30
EQUALITY BANCORP INC
filed 1998-08-13
CIK 1040476

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1998.

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                 to
                                           ---------------    -------------

                         Commission File No. 333-30469

                             EQUALITY BANCORP, INC.
                             ----------------------
       (Exact name of small business issuer as specified in its charter)

                  Delaware                               43-1785126
      ---------------------------------          ---------------------------
        (State or other jurisdiction             (I.R.S. Employer ID Number)
      of incorporation or organization)

       9920 Watson Road, St. Louis, MO                      63126
--------------------------------------------------------------------------------
   (Address of principal executive offices)               (zip code)

         Issuer's telephone number, including area code (314) 965-7090
                                                        --------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X     No
                            -----      ------

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Shares Outstanding at August 14, 1998
-----------------------------             -------------------------------------
Common Stock, Par Value $0.01                           2,519,793

Traditional Small Business Disclosure Format (Check one): Yes       No  X
                                                             -----    -----

                                INDEX TO FORM 10-QSB

                                                                            PAGE NO.
PART I    FINANCIAL INFORMATION

      Item 1.  Financial Statements

         -  Consolidated Balance Sheets                                            1

         -  Consolidated Statements of Income                                      2

         -  Consolidated Statement of Stockholders' Equity                         3

         -  Consolidated Statements of Cash Flows                                  4

         -  Consolidated Statements of Comprehensive Income                        5

         -  Notes to Consolidated Financial Statements                             6

      Item 2.  Management's Discussion and Analysis or Plan of                     8
               Operation

PART II   OTHER INFORMATION

      Item 1.  Legal Proceedings                                                  19

      Item 2.  Changes in Securities and Use of Proceeds                          19

      Item 3.  Defaults Upon Senior Securities                                    19

      Item 4.  Submission of Matters to a Vote of Security Holders                19

      Item 5.  Other Information                                                  19

      Item 6.  Exhibits and Reports on Form 8-K                                   19


SIGNATURES                                                                        20

                                      EQUALITY BANCORP, INC. AND SUBSIDIARY

                                           Consolidated Balance Sheets
                                         June 30, 1998 and March 31, 1998
                                                   (Unaudited)
                                                                               June 30,                March 31,
            Assets                                                               1998                    1998
            ------                                                             --------                ---------
Cash, primarily interest-bearing demand accounts                             $  9,787,737               1,070,538
Interest-bearing deposits                                                       1,279,000               1,378,000
Investment securities:
  Available for sale, at market value                                          66,094,654              68,897,156
  Held to maturity, at cost                                                     1,600,000               2,600,000
Mortgage-backed securities available
      for sale, at market value                                                76,345,329              58,512,089
Loans receivable                                                               89,101,690              93,892,385
Loans held for sale                                                            12,779,022              14,523,036
                                                                             ------------             -----------
      Total loans receivable, net                                             101,880,712             108,415,421
Investment in real estate                                                         690,972                 734,317
Stock in Federal Home Loan Bank                                                 6,200,000               5,200,000
Mortgage servicing rights                                                       1,022,698                 837,597
Office properties and equipment, net                                            5,787,420               5,574,287
Accrued interest receivable and other assets                                    2,672,734               2,330,908
                                                                             ------------             -----------
                                                                              273,361,256             255,550,313
                                                                             ============             ===========
  Liabilities and Stockholders' Equity
  ------------------------------------

Savings deposits                                                              118,671,154             119,301,376
Accrued interest payable on savings deposits                                      139,881                 134,203
Borrowed money                                                                126,540,424             105,678,694
Advance payments by borrowers for taxes and insurance                             135,644                 105,950
Income tax payable                                                                166,013                 696,192
Deferred income taxes                                                             893,420                 871,839
Accrued expenses and other liabilities                                            632,929               2,924,244
                                                                             ------------             -----------
         Total liabilities                                                    247,179,465             229,712,498
Commitments and contingencies
Stockholders' equity:
      Preferred stock, $.01 par value per share;
         200,000 shares authorized; none issued                                     --                      --
      Common stock, $.01 par value per share;
         4,000,000 shares authorized; 2,517,534
         and 2,505,855 shares issued and outstanding
         at June 30, 1998 and March 31, 1998, respectively                         25,175                  25,059
      Additional paid-in capital                                               16,062,705              15,997,241
      Retained earnings - substantially restricted                             10,903,524              10,694,400
      Accumulated other comprehensive income - unrealized
         gain on investment and mortgage-backed
         securities available for sale, net of tax                                431,974                 398,219
      Unearned ESOP shares                                                     (1,241,587)             (1,277,104)
                                                                             ------------             -----------
         Total stockholders' equity                                            26,181,791              25,837,815
                                                                             ------------             -----------
                                                                             $273,361,256             255,550,313
                                                                             ============             ===========
See accompanying notes to consolidated financial statements.

                                      EQUALITY BANCORP, INC. AND SUBSIDIARY


                                        Consolidated Statements of Income
                                    Three months ended June 30, 1998 and 1997
                                                   (Unaudited)

                                                                                  1998                   1997
                                                                               ----------              ---------
Interest income:
   Loans receivable                                                            $2,072,260              1,954,874
   Investment securities                                                        1,100,274              1,120,431
   Mortgage-backed securities                                                     967,326                217,469
   Interest bearing deposits                                                      125,317                 54,955
   Other                                                                           96,293                 59,232
                                                                               ----------              ---------
      Total interest income                                                     4,361,470              3,406,961
                                                                               ----------              ---------
Interest expense:
   Savings deposits                                                             1,322,750              1,401,552
   Advances from the Federal Home Loan Bank                                     1,545,387                891,241
   Other borrowed money                                                            13,178                 11,188
                                                                               ----------              ---------
      Total interest expense                                                    2,881,315              2,303,981
                                                                               ----------              ---------
         Net interest income                                                    1,480,155              1,102,980
Provision for losses on loans                                                       --                      --
                                                                               ----------              ---------
         Net interest income after pro-
           vision for losses on loans                                           1,480,155              1,102,980
                                                                               ----------              ---------
Noninterest income:
   Gain on sale of mortgage loans                                                 551,641                190,830
   Loan servicing fees and late charges                                           292,577                236,791
   Gain on sale of investment and mortgage-
      backed securities available for sale                                          6,397                 47,517
   Equity in loss of joint ventures                                               (37,236)               (16,491)
   Rental income                                                                   25,661                  6,264
   Other                                                                          110,571                 90,071
                                                                               ----------              ---------
      Total noninterest income                                                    949,611                554,982
                                                                               ----------              ---------
Noninterest expense:
   Salaries and employee benefits                                               1,037,719                786,457
   Occupancy                                                                      115,019                106,615
   Data processing                                                                 73,181                 53,776
   Advertising                                                                     84,104                 27,501
   Federal insurance premiums                                                      18,260                 19,692
   Other                                                                          521,649                355,531
                                                                               ----------              ---------
      Total noninterest expense                                                 1,849,932              1,349,572
                                                                               ----------              ---------
   Income before income tax expense                                               579,834                308,390
Income tax expense                                                                228,889                120,272
                                                                               ----------              ---------
         Net income                                                               350,945                188,118
                                                                               ==========              =========
Basic earnings per share                                                       $      .15                    .07
                                                                               ==========              =========
Diluted earnings per share                                                     $      .15                    .07
                                                                               ==========              =========


See accompanying notes to consolidated financial statements.

                                                     EQUALITY BANCORP, INC.


                                         Consolidated Statement of Stockholders' Equity
                                                Three months ended June 30, 1998
                                                          (Unaudited)


                                                                                 Accumulated other
                                                                               comprehensive income-
                                                                                unrealized gain on
                                                                                  investment and
                                                                                  mortgage-backed                       Total
                                 Common Stock         Additional                    securities                          stock
                             -------------------        paid-in       Retained     available for     Unearned          holders'
                             Shares       Amount        capital       earnings       sale, net      ESOP shares        equity
                             ------       ------      ----------      --------       ---------      -----------      -----------
Balance, March 31,
      1998                  2,505,85     $25,059      15,997,241     10,694,400       398,219       (1,277,104)      $25,837,815



Net income                                                              350,945                                          350,945

Exercise of stock
 options                      11,679         116          42,689                                                          42,805

Amortization of
 ESOP awards                                              22,775                                        35,517            58,292

Dividend declared
 on common stock
 of Equality Bancorp,
 Inc. at $.06
 per share                                                             (141,821)                                        (141,821)

Change in unre-
 alized gain
 on investment
 and mortgage-
 backed securities
 available for
 sale, net                                                                             33,755                             33,755



                           ---------     -------      ----------     ----------       -------       ----------       -----------
Balance, June 30,
     1998                  2,517,534     $25,175      16,062,705     10,903,524       431,974       (1,241,587)      $26,181,791
                           =========     =======      ==========     ==========       =======       ==========       ===========


See accompanying notes to consolidated financial statements.

                                               EQUALITY BANCORP, INC.

                                       Consolidated Statements of Cash Flows
                                     Three months ended June 30, 1998 and 1997
                                                    (Unaudited)

                                                                                 1998                    1997
                                                                                 ----                    ----
Cash flows from operating activities:
   Net income                                                                $    350,945                 188,118
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization:
        Office properties and equipment                                            19,582                  71,428
        Real estate investments                                                     2,815                   2,815
        Premiums and discounts, net                                               (87,330)                 47,229
        Mortgage servicing rights                                                 113,357                  47,691
     Decrease (increase) in accrued interest receivable                          (247,721)                 71,687
     Gain on sale of investment and mortgage-backed
        securities available for sale                                              (6,397)                (47,517)
     Increase (decrease)in accrued interest payable on savings deposits             5,678                  (1,140)
     Change in income tax payable                                                (530,179)                 44,314
     Equity in loss of joint ventures                                              37,236                  16,491
     Other, net                                                                (2,328,485)                 26,545
     Origination and purchase of loans held for sale                          (38,389,649)            (19,806,007)
     Proceeds from sales of loans held for sale                                40,133,663              11,540,558
                                                                             ------------             -----------
        Net cash used in operating activities                                    (926,485)             (7,797,788)
                                                                             ------------             -----------
Cash flow from investing activities:
   Net change in loans receivable                                               4,781,666              (2,320,333)
   Decrease in interest-bearing deposits                                           99,000               1,157,370
   Principal repayments on investment securities, AFS                              14,088                  66,830
   Principal repayments on mortgage-backed securities, AFS                      4,044,543                 572,684
   Proceeds from the sale of investment securities, AFS                              --                43,936,191
   Proceeds from the maturity of investment securities, AFS                    16,285,000               6,000,000
   Proceeds from the sale of mortgage-backed securities, AFS                    6,244,094               3,519,453
   Proceeds from the maturity of investment securities, HTM                     1,000,000                    --
   Purchase of investment securities, AFS                                     (13,236,875)            (19,375,000)
   Purchase of mortgage-backed securities, AFS                                (28,222,140)                   --
   Decrease in joint venture borrowings                                             3,294                   3,292
   Purchase of stock in FHLB                                                   (1,000,000)                (50,000)
   Increase in cost of mortgage servicing rights                                 (298,458)                (48,714)
   Purchase of office properties and equipment, net                              (232,714)               (771,154)
                                                                             ------------             -----------
        Net cash provided by (used in) investing activities                   (10,518,502)             32,690,619
                                                                             ------------             -----------
Cash flow from financing activities:
   Net decrease in savings deposits                                              (630,222)               (957,039)
   Proceeds from Federal Home Loan Bank advances                               30,000,000               5,000,000
   Repayment of Federal Home Loan Bank advances                               (10,000,000)             (5,000,000)
   Proceeds from other borrowed money                                             861,730                 913,328
   Cash dividends paid                                                           (141,821)                (64,161)
   Proceeds from stock option exercise                                             42,805                    --
   Increase in advance payments by borrowers
     for taxes and insurance                                                       29,694                  44,615
                                                                             ------------             -----------
        Net cash provided by (used in) financing activities                    20,162,186                 (63,257)
                                                                             ------------             -----------
        Net increase in cash and cash equivalents                               8,717,199              24,829,574
Cash and cash equivalents, beginning of period                                  1,070,538               1,037,199
                                                                             ------------             -----------
Cash and cash equivalents, end of period                                     $  9,787,737              25,866,773
                                                                             ============             ===========
Supplemental disclosure of cash flow information:
   Interest paid                                                                2,875,637               2,305,122
   Income taxes paid, net                                                         760,012                  75,958

See accompanying notes to consolidated financial statements.

                                               EQUALITY BANCORP, INC.

                                  Consolidated Statements of Comprehensive Income
                                     Three months ended June 30, 1998 and 1997
                                                    (Unaudited)



                                                                                   1998                    1997
                                                                                   ----                    ----
Net Income                                                                       $350,945                 188,118
Other comprehensive income:
   Net unrealized gain on investment and mortgage-backed
      securities available for sale, net of tax                                    37,657                 551,684
   Less adjustment for gain on sale of investment and
      mortgage-backed securities available for sale,
      net realized in net income, net of tax of $2,495
      and $18,532 for the three months ended June 30,
      1998 and 1997, respectively                                                  (3,902)                (28,985)
                                                                                 --------                 -------
Total other comprehensive income                                                   33,755                 522,699
                                                                                 --------                 -------
Comprehensive income                                                             $384,700                 710,817
                                                                                 ========                 =======

See accompanying notes to consolidated financial statements.

                            EQUALITY BANCORP, INC.




                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1998
                                  (Unaudited)


(1)   Basis of Presentation
      ---------------------
      The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information for footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included in the results of operations for the three months ended June 30, 1998 and 1997.

      Operating results for the three months ended June 30, 1998 are not necessarily indicative of the result that may be expected for the year ending March 31, 1999.

(2)   Principles of Consolidation
      ---------------------------
      The accompanying unaudited consolidated financial statements include the accounts of Equality Bancorp, Inc. and its wholly owned subsidiary, Equality Savings Bank (the "Bank") as well as Equality Savings Bank's wholly owned subsidiaries, Equality Commodity Corporation (ECC) and Equality Mortgage Corporation
            (EMC). All significant intercompany accounts and transactions have been eliminated in consolidation.

(3)   Earnings Per Share
      ------------------
      Equality Bancorp, Inc. (the "Company") adopted the provisions of
            Statement of Accounting Standards No. 128, Earnings Per Share
                                                       ------------------
            (SFAS 128) on December 31, 1997. This statement replaced the previously reported earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effect of options and convertible securities. Diluted earnings per share does consider the effects of options and convertible securities. All prior period earnings per share data have been restated to conform with the requirements of SFAS 128. Earnings per share information has also been adjusted to reflect the second-step conversion of Equality Savings and Loan Association, F.A. and the exchange of each share of its common stock for 2.9724 shares of the Company's common stock.

      Basic earnings per share for the three month periods ended June 30, 1998 and 1997 was computed based upon net income for the period using weighted average common shares outstanding of 2,358,040 and 2,450,383, respectively.

                             EQUALITY BANCORP, INC.


      Diluted earnings per share for the three month periods ended June 30, 1998 and 1997 was computed based upon net income for the period using weighted average common shares and dilutive potential common shares outstanding of 2,394,875 and 2,468,343, respectively. Stock options are the only dilutive potential common shares.

                            EQUALITY BANCORP, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATION


The following discussion reviews the financial condition and results of operations of Equality Bancorp, Inc., and its subsidiary, Equality Savings Bank, with subsidiaries, as of June 30, 1998 and for the three months then ended.


The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


CHANGES IN FINANCIAL CONDITION

The total assets of the Company increased by approximately $17.8 million, or 7.0%, to $273.4 million at June 30, 1998 from $255.6 million at March 31, 1998. This increase in asset size primarily relates to increased investment in mortgage-backed securities and cash reserves which were funded through Federal Home Loan Bank of Des Moines ("FHLB") advances and the proceeds from maturities of investment securities.

Cash, primarily interest bearing deposits, increased $8.7 million, or 814.3%, to $9.8 million at June 30, 1998 from $1.1 million at March 31, 1998. This increase is primarily the result of increased FHLB advances, decreased investment securities, and accelerated mortgage loan prepayments offset by increased mortgage-backed securities.

Interest bearing deposits decreased $99,000, or 7.2%, to $1.3 million at June
      30, 1998 from $1.4 million at March 31, 1998. The decrease is due to the maturity of a certificate of deposit at another financial institution. The Company is consciously reducing its investment in this area as certificates of deposit mature.

Investment securities available for sale decreased approximately $2.8 million, or 4.1%, to $66.1 million at June 30, 1998 from $68.9 million at March 31, 1998. The decrease is due primarily to $13.2 million of purchases of securities and an increase in the fair market value of such securities totaling $72,000, offset by $16.3 million of maturities.

Investment securities held to maturity decreased $1.0 million, or 38.5%, to $1.6 million at June 30, 1998 from $2.6 million at March 31, 1998. The decrease is the result of the maturity of such securities.

Mortgage-backed securities available for sale increased approximately $17.8 million, or 30.5%, to $76.3 million at June 30, 1998 from $58.5 million at March 31, 1998. This increase is the result of purchases of securities totaling $28.2 million, offset by normal principal repayments of $4.0 million and sales proceeds of $6.2 million.

                             EQUALITY BANCORP, INC.


Loans held for investment decreased approximately $4.8 million, or 5.1%, to $89.1 million at June 30, 1998 from $93.9 million at March 31, 1998. This decrease reflects accelerated principal repayments due to refinancing, the result of low mortgage interest rates.

Loans held for sale decreased approximately $1.8 million, or 12.2%, to $12.8 million at June 30, 1998 from $14.5 million at March 31, 1998. This decrease is the result of EMC mortgage loan originations totaling $37.4 million and mortgage loan purchases of $971,000, offset by mortgage loan sales of $40.2 million for the three months ended June 30, 1998.

                             EQUALITY BANCORP, INC.


The following table sets forth composition of the Company's loan portfolio in dollars and in percentages of total loans at the dates indicated:

                                                                JUNE 30, 1998                     MARCH 31, 1998
                                                           ----------------------              ---------------------
                                                           AMOUNT         PERCENT              AMOUNT        PERCENT
                                                           ------         -------              ------        -------
                                                                              (DOLLARS IN THOUSANDS)
   Loans secured by real estate:
     Residential:
       One to four family:
          Conventional                                    $ 59,105          57.8%             $ 67,543         62.0%
          FHA/VA                                            14,872          14.5%               11,718         10.8%
          Loans held for sale                               12,756          12.5%               14,523         13.3%
       Multifamily                                           1,369           1.3%                1,382          1.3%
     Commercial                                              2,889           2.8%                2,684          2.5%
                                                          --------         -----              --------        -----
   Total Real Estate Loans                                  90,991          88.9%               97,850         89.9%

   Commercial Business Loans                                 8,452           8.3%                8,153          7.4%
                                                          --------         -----              --------        -----

   Consumer Loans:
          Loans secured by savings deposits                    346            .3%                  391           .4%
          Property improvement loans                         1,644           1.6%                1,728          1.6%
          Automobile loans                                     746            .7%                  617           .6%
          Other consumer loans                                 192            .2%                  157           .1%
                                                          --------         -----              --------        -----

   Total Consumer Loans                                      2,928           2.8%                2,893          2.7%
                                                          --------         -----              --------        -----

   Total Loans                                             102,371         100.0%              108,896        100.0%
                                                                           =====                              =====

   LESS:
          Loans in process                                       2                                   3
          Deferred loan fees                                    32                                  37
          Unearned discounts                                    23                                   8
          Allowance for loan losses                            374                                 374
          Valuation reserve on loans held
            for sale                                            59                                  59
                                                          --------                            --------

   Total loans receivable, net                            $101,881                            $108,415
                                                          ========                            ========

                             EQUALITY BANCORP, INC.

Office properties and equipment increased $213,000, or 3.8%, to $5.8 million at June 30, 1998 from $5.6 million at March 31, 1998. The increase resulted from additional improvements to the Bank's branch network during the three months ended June 30, 1998.

Savings deposits decreased $630,000, or .5%, to $118.7 million at June 30, 1998 from $119.3 million at March 31, 1998. The decrease is due primarily to deposit outflow. Interest credited during the three months ended June 30, 1998 was approximately $1.1 million.

Borrowed money increased $20.9 million, or 19.7%, to $126.5 million at June
      30, 1998 from $105.7 million at March 31, 1998. FHLB advances increased $20.0 million, or 19.2%, to $124.0 million at June 30, 1998 from $104.0 million at March 31, 1998. Proceeds from these advances were used to fund purchases of mortgage-backed securities. Other borrowed money increased $862,000, or 51.3%, to $2.5 million at June 30, 1998 from $1.7 million at March 31, 1998. These short term borrowings relate to a warehouse line of credit established with an independent bank and maintained by EMC, the proceeds of which were invested solely in residential mortgage loans.

Total stockholders' equity increased $344,000, or 1.3%, to $26.2 million at June 30, 1998 from $25.8 million at March 31, 1998. The increase was primarily attributable to the Company's net income of $351,000 for the three months ended June 30, 1998 and improvement in the fair market value of investment and mortgage-backed securities available for sale of $34,000, net of tax, at June 30, 1998 when compared to March 31, 1998.

                                                 EQUALITY BANCORP, INC.


                                     UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET,
                                         INTEREST AND DIVIDENDS EARNED OR PAID,
                                         AND RELATED INTEREST YIELDS AND RATES

                                                                  THREE MONTHS ENDED JUNE 30,
----------------------------------------------------------------------------------------------------------------------
                                                          1998                                      1997
----------------------------------------------------------------------------------------------------------------------
                                                        INTEREST                                  INTEREST
                                         AVERAGE           AND       YIELD/           AVERAGE        AND       YIELD/
                                       BALANCE<F1>      DIVIDENDS   COST<F2>        BALANCE<F1>   DIVIDENDS   COST<F2>
----------------------------------------------------------------------------------------------------------------------
                                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
    Loans Receivable<F3>                $102,881         $2,072       8.06%          $103,816      $1,955       7.53%
    Investment in FHLB                     5,867             96       6.55%             3,400          59       6.94%
    Mortgage-backed securities            62,248            968       6.21%            12,365         217       7.02%
    Investment securities                 70,766          1,100       6.22%            64,607       1,121       6.94%
    Interest-bearing deposits             13,536            125       3.69%            11,672          55       1.88%
                                        --------         ------                      --------      ------
    Total interest-earning
       assets                            255,298          4,361       6.83%           195,860       3,407       6.96%
                                                         ------                                    ------
    Other assets                          11,239                                        7,018
                                        --------                                     --------
Total assets                             266,537                                      202,878
                                        ========                                     ========

Interest bearing liabilities:
    Regular savings                       20,310                                       21,597
    NOW accounts                          14,032                                       12,424
    Money market accounts                  6,534                                        5,479
    Certificates of deposit               77,795                                       82,385
                                        --------                                     --------
Total savings deposits                   118,671          1,323       4.46%           121,885       1,402       4.60%
    FHLB advances                        117,333          1,545       5.27%            64,667         891       5.51%
    Other interest-bearing
       liabilities                         2,588             13       2.01%             1,732          11       2.54%
                                        --------         ------                      --------      ------
Total interest bearing
       liabilities                       238,592          2,881       4.83%           188,284       2,304       4.89%
                                                         ------                                    ------
    Other liabilities                      1,867                                        1,709
                                        --------                                     --------
Total liabilities                        240,459                                      189,993
Stockholders' equity                      26,078                                       12,885
                                        --------                                     --------
Total liabilities and
    stockholders' equity                $266,537                                     $202,878
                                        ========                                     ========

Net interest income                                      $1,480                                    $1,103
                                                         ======                                    ======
Interest rate spread                                                  2.00%                                     2.07%
                                                                      ====                                      ====
Net interest margin<F4>                                               2.32%                                     2.25%
                                                                      ====                                      ====
Ratio of average interest-
    earning assets to
    average interest-bearing
    liabilities                                                       1.07X                                     1.04X
                                                                      ====                                      ====

<F1>Average balances are computed on a monthly basis (month-end balances).
<F2>Annualized.
<F3>Does not include interest on loans 90 days or more past due.
<F4>Net interest income divided by average interest-earning assets.

                            EQUALITY BANCORP, INC.

NET INCOME
Net income increased $163,000, or 86.6%, to $351,000 for the three months ended June 30, 1998 from $188,000 for the three months ended June 30, 1997. The increase was primarily the result of increased net interest income of $377,000, or 34.2%, and increased noninterest income of $395,000, or 71.1%, offset by increased noninterest expense of $500,000, or 37.1%, and increased income taxes of $109,000, or 90.3%, for the three months ended June 30, 1998.

INTEREST INCOME
Interest income increased $955,000, or 28.0%, to $4.4 million for the three months ended June 30, 1998 from $3.4 million for the three months ended June 30, 1997. The increase is primarily due to increased average mortgage-backed securities of $49.9 million to $62.2 million for the three months ended June 30, 1998 from $12.4 million for the three months June 30, 1997 and increased average investment securities of $6.2 million to $70.8 million for the three months ended June 30, 1998 from $64.6 million for the three months ended June 30, 1997 offset by decreased average loans receivable of $935,000 to $102.9 million for the three months ended June 30, 1998 from $103.8 million for the three months ended June 30, 1997. The weighted average yield on total interest-earning assets decreased to 6.83% for the three months ended June 30, 1998 from 6.96% for the three months ended June 30, 1997.

INTEREST EXPENSE
Interest expense increased $577,000, or 25.1%, to $2.9 million for the three months ended June 30, 1998 from $2.3 million for the three months ended June 30, 1997. The increase is primarily due to increased average FHLB advances of $52.7 million to $117.3 million for the three months ended June 30, 1998 from $64.7 million for the three months ended June 30, 1997 offset by decreased average savings deposits of $3.2 million to $118.7 million for the three months ended June 30, 1998 from $121.9 million for the three months ended June 30, 1997 and by decreased weighted average cost of funds to 4.83% for the three months ended June 30, 1998 from 4.89% for the three months ended June 30, 1997.

PROVISION FOR LOSSES ON LOANS
The Company had no provision for losses on loans for the three month periods ended June 30, 1998 or 1997. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net chargeoffs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio.

NONINTEREST INCOME
Noninterest income increased $395,000, or 71.1%, to $950,000 for the three months ended June 30, 1998 from $555,000 for the three months ended June 30, 1997. This increase was due primarily to increased gain on sale of loans of $361,000, or 189.1%, to $552,000 for the three months ended June 30, 1998 from $191,000 for the three months ended June 30, 1997 and increased loan servicing fees of $56,000, or 23.6%, to $293,000 for the three months ended June 30, 1998 from $237,000 for the three months ended June 30, 1997 offset by a reduction in gain on sale of investment and mortgage-backed securities of $41,000, or 86.5%, to $6,000 for the three months ended June 30, 1998 from $48,000 for the three months ended June 30, 1997. For the three months ended June 30, 1998, the Company, through EMC, sold $40.2 million of mortgage loans as compared to sales of $11.5 million for the three months ended June 30, 1997. The increased volume of sales resulted in increased gain on sale for the comparable periods. As a result of increased volume and the Bank's efforts at retaining servicing on loans sold, the

                            EQUALITY BANCORP, INC.

      average loan servicing portfolio increased $20.7 million, or 6.4%, to $342.5 million for the three months ended June 30, 1998 from $321.7 million for the three months ended June 30, 1997.

NONINTEREST EXPENSE
Noninterest expense increased $500,000, or 37.1%, to $1.8 million for the three months ended June 30, 1998 from $1.3 million for the three months ended June 30, 1997. The increase was due primarily to increased salary and employee benefits expense of $251,000, or 31.9%, to $1.0 million for the three months ended June 30, 1998 from $786,000 for the three months ended June 30, 1997, increased advertising expense of $57,000, or 205.8%, to $84,000 for the three months ended June 30, 1998 from $28,000 for the three months ended June 30, 1997 and increased other expenses of $166,000, or 46.7%, to $522,000 for the three months ended June 30, 1998 from $356,000 for the three months ended June 30, 1997. Salary and employee benefits increased primarily due to increased commissions paid to loan officers of $51,000 on increased mortgage loan originations and an increase of five Bank personnel to staff both the new Washington branch facility as well as additional employment needs and six EMC personnel, including two commissioned loan officers, as a result of increased mortgage lending activity during 1998 as well as general wage increases in effect for 1998. Advertising expense increased as a result of marketing promotions during the three months ended June 30, 1998 for the Bank's relocated office and new Washington office to open in August, 1998. General operating expenses increased due to increased amortization of originated mortgage servicing rights
      (OMSR) of $66,000 to $113,000 for the three months ended June 30, 1998 from $48,000 for the three months ended June 30, 1997 and as a result of removing certain fixed assets from service totaling $20,000 in addition to increases totaling $10,000 in office expense and expenses totaling $44,000 in connection with professional services and taxes for the holding company with no comparable item in 1997.

INCOME TAXES
Income tax expense increased $109,000, or 90.3%, to $229,000 for the three months ended June 30, 1998 from $120,000 for the three months ended June 30, 1997. This increase was primarily due to an increase in income before income tax of $271,000, or 88.0%. The effective tax rate was approximately 39.0% for the three month periods ended June 30, 1998 and 1997.

                             EQUALITY BANCORP, INC.


NONPERFORMING ASSETS

At June 30, 1998, nonperforming assets were approximately $985,000, which represents an increase of $132,000, or 15.5%, as compared to March 31, 1998. A summary of nonperforming assets by category is summarized as follows:

                                                            June 30,                March 31,
                                                              1998                    1998
                                                            --------                ---------
                                                                      (in thousands)
      Nonaccruing loans:
            One to four family<F1>                            $977                     853
            Consumer and other                                  --                       8
                                                              ----                     ---
                  Total nonaccruing loans                      977                     861
      Repossessed assets - automobile                            8                      --
                                                              ----                     ---
                  Total nonperforming assets                  $985                     861
                                                              ====                     ===
      Nonaccruing loans as a percent of net loans              .96%                    .79%
                                                              ====                     ===
      Nonaccruing loans as a percent of
            total assets                                       .36%                    .34%
                                                              ====                     ===
      Nonperforming assets as a percent of
            total assets                                       .36%                    .34%
                                                              ====                     ===

<F1>  Includes $805,000 and $833,000 of FHA/VA loans, the principal and interest payments of which are either issued by FHA or guaranteed by the VA at June 30, 1998 and March 31, 1998, respectively.

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

                            EQUALITY BANCORP, INC.


LIQUIDITY AND CAPITAL RESOURCES

The Office of Thrift Supervision (OTS) requires minimum levels of liquid assets. OTS regulations presently require the Bank to maintain an average daily balance of liquid assets equal to a monthly average of not less than 4.0% of net withdrawable accounts plus short-term borrowings. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank's regulatory liquidity at June 30, 1998 was 30.2%.

The Bank's primary sources of funds consist of deposits bearing market rates of interest and loan repayments. Other potential sources of funds available to the Bank include borrowings from FHLB. At June 30, 1998, the Bank had such outstanding FHLB borrowings of $124.0 million. The Bank uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet and exceed the Bank's liquidity needs, including meeting its commitments to buy or fund loans. At June 30, 1998, the Bank had approximately $6.7 million in outstanding commitments to originate loans, approximately $327,000 of which were adjustable rate loans. The interest rate on fixed rate commitments ranged from 6.625% to 8.00% at June 30, 1998. The majority of the loans will be sold into the secondary market upon origination.


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

                             EQUALITY BANCORP, INC.


A reconciliation of stockholders' equity, as reported in the consolidated financial statements of the Bank, to the three capital standards, as required under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), is as follows:

                                                                                  Regulatory Capital
                                                                ------------------------------------------------------
                                                                Tangible                   Core             Risk-based
                                                                 capital                 capital              capital
                                                                ------------------------------------------------------
                                                                                (Dollars in Thousands)
      Stockholders' equity -
            financial statements                                 $24,826                  24,826               24,826
      Accumulated other comprehensive
            income - unrealized gain on
            investment and mortgage-backed
              securities available for sale                         (432)                   (432)                (432)
                                                                 -------                  ------               ------
      Adjusted stockholders' equity                               24,394                  24,394               24,394
      Investments in and advances to
            nonincludable subsidiaries                              (807)                   (807)                (807)
      Additional capital item - general
            loan loss reserves                                       --                      --                   374
                                                                 -------                  ------               ------
      Regulatory capital, as computed                             23,587                  23,587               23,691
      Minimum capital requirement                                  4,083                   8,166                6,938
                                                                 -------                  ------               ------
      Regulatory capital in excess of
        minimum capital requirement                              $19,504                  15,421               17,023
                                                                 =======                  ======               ======
      Regulatory capital ratio                                      8.67%                   8.67%               27.63%
                                                                 =======                  ======               ======

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

Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. In the present interest rate environment, the liquidity, maturity structure, and quality of the Company's assets and liabilities are important factors in the maintenance of acceptable performance levels.

                             EQUALITY BANCORP, INC.



IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION
In June, 1997, the Financial Accounting Standards Board (FASB) issued
      Statement of Financial Accounting Standards No. 131, Disclosures about
                                                           -----------------
      Segments of an Enterprise and Related Information (SFAS 131).  SFAS 131
      -------------------------------------------------
      establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS is a disclosure requirement. The adoption of SFAS 131 will not have an impact on the Company's financial position or results of operation.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In June, 1998, the FASB issued SFAS No. 133, Accounting for Derivative
                                             -------------------------
      Instruments and Hedging Activities, (SFAS 133).  SFAS 133 establishes
      ----------------------------------
      standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal years beginning after June 15, 1999. Earlier application of SFAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS 133.

YEAR 2000 COMPLIANCE
The Company's Year 2000 committee has developed and presented to the Board of Directors its action plan for Year 2000 compliance with the objective of insuring that all computerized systems and software programs are capable of functioning in the next century. Equality does not expect that the cost of its Year 2000 compliance will be material to its business, financial condition, or results of operations. Management believes that they will achieve compliance during 1999. Management does not anticipate any material disruption in operations as the result of any failure by the Company or its subsidiaries.

                             EQUALITY BANCORP, INC.


                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
            -----------------

            None.

Item 2.     Changes in Securities and Use of Proceeds
            -----------------------------------------

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



                             EQUALITY BANCORP, INC.
                                   Registrant




Date:    August 14, 1998                  /s/ RICHARD C. FELLHAUER
      -----------------------------       --------------------------------------
                                          Richard C. Fellhauer, President,
                                          Chief Executive Officer and
                                          Chairman of the Board




Date:    August 14, 1998                  /s/ MICHAEL A. DEELO
      -----------------------------       --------------------------------------
                                          Michael A. Deelo,
                                          Chief Financial Officer