Form 10QSB
period 1998-09-30
EQUALITY BANCORP INC
filed 1998-11-10
CIK 1040476

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998.

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from                to
                                         --------------    --------------

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

                             Yes   X   No
                                 -----    -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                     Shares Outstanding at November 10, 1998
-----------------------------         ---------------------------------------
Common Stock, Par Value $0.01                        2,519,793

Traditional Small Business Disclosure Format (Check one): Yes       No   X
                                                              -----    -----

                                   INDEX TO FORM 10-QSB


                                                                              PAGE NO.
PART I    FINANCIAL INFORMATION

       Item 1.  Financial Statements

            -  Consolidated Balance Sheets                                        1

            -  Consolidated Statements of Income                                  2

            -  Consolidated Statement of Stockholders' Equity                     3

            -  Consolidated Statements of Cash Flows                              4

            -  Consolidated Statements of Comprehensive Income                    5

            -  Notes to Consolidated Financial Statements                         6

       Item 2.  Management's Discussion and Analysis or Plan of                   8
                Operation

PART II   OTHER INFORMATION

       Item 1.  Legal Proceedings                                                22

       Item 2.  Changes in Securities and Use of Proceeds                        22

       Item 3.  Defaults Upon Senior Securities                                  22

       Item 4.  Submission of Matters to a Vote of Security Holders              22

       Item 5.  Other Information                                                22

       Item 6.  Exhibits and Reports on Form 8-K                                 22


SIGNATURES                                                                       23


                    EQUALITY BANCORP, INC. AND SUBSIDIARY

                                               Consolidated Balance Sheets
                                          September 30, 1998 and March 31, 1998
                                                       (Unaudited)
                                                                              September 30,            March 31,
           Assets                                                                 1998                   1998
           ------                                                             -------------           -----------
Cash, primarily interest-bearing demand accounts                              $ 10,981,529              1,070,538
Interest-bearing deposits                                                        1,184,000              1,378,000
Investment securities:
  Available for sale, at market value                                           53,505,530             68,897,156
  Held to maturity, at cost                                                        600,000              2,600,000
Mortgage-backed securities available
   for sale, at market value                                                   101,800,515             58,512,089
Loans receivable, net                                                           97,629,474            108,415,421
Investment in real estate                                                          667,315                734,317
Stock in Federal Home Loan Bank                                                  6,521,600              5,200,000
Mortgage servicing rights                                                        1,121,879                837,597
Office properties and equipment, net                                             6,262,615              5,574,287
Accrued interest receivable and other assets                                     2,302,444              2,330,908
                                                                              ------------            -----------
                                                                               282,576,901            255,550,313
                                                                              ============            ===========
  Liabilities and Stockholders' Equity
  ------------------------------------

Savings deposits                                                               120,215,489            119,301,376
Accrued interest payable on savings deposits                                       161,251                134,203
Advances from the Federal Home Loan Bank                                       130,396,326            104,000,000
Other borrowed money                                                             3,629,533              1,678,694
Advance payments by borrowers for taxes and insurance                              169,605                105,950
Income tax payable                                                                 146,325                696,192
Deferred income taxes                                                              925,616                871,839
Accrued expenses and other liabilities                                             721,711              2,924,244
                                                                              ------------            -----------
      Total liabilities                                                        256,365,856            229,712,498
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value per share;
      200,000 shares authorized; none issued                                           --                     --
   Common stock, $.01 par value per share; 4,000,000
      shares authorized; 2,519,793 and 2,505,855
      shares issued and outstanding at September 30,
      1998 and March 31, 1998, respectively                                         25,198                 25,059
   Additional paid-in capital                                                   16,089,825             15,997,241
   Retained earnings - substantially restricted                                 10,958,008             10,694,400
   Accumulated other comprehensive income - unrealized
      gain on investment and mortgage-backed
      securities available for sale, net of tax                                    482,332                398,219
   Unamortized restricted stock awards                                            (138,133)                  --
   Unearned ESOP shares                                                         (1,206,185)            (1,277,104)
                                                                              ------------            -----------
      Total stockholders' equity                                                26,211,045             25,837,815
                                                                              ------------            -----------
                                                                              $282,576,901            255,550,313
                                                                              ============            ===========
See accompanying notes to consolidated financial statements.


                    EQUALITY BANCORP, INC. AND SUBSIDIARY

                                              Consolidated Statements of Income
                                    Three and Six months ended September 30, 1998 and 1997
                                                         (Unaudited)
                                                             Three months                    Six months
                                                          ended September 30             ended September 30
                                                           1998         1997              1998          1997
                                                           ----         ----              ----          ----
Interest income:
   Loans receivable                                    $1,891,722    1,997,895         3,963,982      3,952,769
   Investment securities                                  963,806    1,166,543         2,064,080      2,286,974
   Mortgage-backed securities                           1,293,120      172,061         2,260,446        389,530
   Interest-bearing deposits                               86,792      132,729           212,109        187,684
   Other                                                  106,616       60,612           202,909        119,844
                                                       ----------    ---------         ---------      ---------
      Total interest income                             4,342,056    3,529,840         8,703,526      6,936,801
                                                       ----------    ---------         ---------      ---------
Interest expense:
   Savings deposits                                     1,344,625    1,431,212         2,667,375      2,832,764
   Advances from the Federal Home Loan Bank             1,725,317      890,689         3,270,704      1,781,930
   Other borrowed money                                    16,717       16,083            29,895         27,271
                                                       ----------    ---------         ---------      ---------
      Total interest expense                            3,086,659    2,337,984         5,967,974      4,641,965
                                                       ----------    ---------         ---------      ---------
            Net interest income                         1,255,397    1,191,856         2,735,552      2,294,836
Provision for losses on loans                                 --        24,313               --          24,313
                                                       ----------    ---------         ---------      ---------
            Net interest income after pro-
              vision for losses on loans                1,255,397    1,167,543         2,735,552      2,270,523
Noninterest income:
   Gain on sale of mortgage loans                         644,819      428,731         1,196,460        619,561
   Loan servicing fees and late charges                   294,115      235,954           586,692        472,745
   Equity in loss of joint ventures                       (17,194)         --            (54,430)       (16,491)
   Rental income                                           43,626       51,114            69,287         57,378
   Gain on sale of investment and
      mortgage backed securities
      available for sale                                   30,539        1,388            36,936         48,905
   Other                                                  119,801      108,132           230,372        198,203
                                                       ----------    ---------         ---------      ---------
      Total noninterest income                          1,115,706      825,319         2,065,317      1,380,301
Noninterest expense:
   Salaries and employee benefits                       1,130,064      818,955         2,167,783      1,605,412
   Occupancy                                              143,138      143,896           258,157        250,511
   Data processing                                         79,156       60,869           152,337        114,645
   Advertising                                            110,954       21,965           195,058         49,466
   Deposit insurance premiums                              18,343       19,218            36,603         38,910
   Other                                                  572,697      376,671         1,094,346        732,202
                                                       ----------    ---------         ---------      ---------
      Total noninterest expense                         2,054,352    1,441,574         3,904,284      2,791,146
                                                       ----------    ---------         ---------      ---------
Income before income tax expense                          316,751      551,288           896,585        859,678
Income tax expense                                        120,311      214,977           349,200        335,249
                                                       ----------    ---------         ---------      ---------
            Net income                                 $  196,440      336,311           547,385        524,429
                                                       ==========    =========         =========      =========
Basic earnings per share                               $      .08          .14               .23            .21
                                                       ==========    =========         =========      =========
Diluted earnings per share                             $      .08          .14               .23            .21
                                                       ==========    =========         =========      =========

See accompanying notes to consolidated financial statements.

                                       Consolidated Statement of Stockholders' Equity
                                            Six months ended September 30, 1998
                                                         (Unaudited)


                                                                         Accumulated   Unamortized                   Total
                              Common Stock       Additional               other com-   restricted                    stock-
                              ------------         paid-in     Retained   prehensive     stock       Unearned        holders'
                           Shares      Amount      capital     earnings     income       awards     ESOP shares      equity
                           ------      ------    ----------   ---------- -----------   -----------  -----------    -----------
Balance, March 31,
    1998                  2,505,855    $25,059   15,997,241   10,694,400    398,219          --     (1,277,104)    $25,837,815


Net income                                                       547,385                                               547,385

Exercise of stock
 options                     13,938        139       50,266                                                             50,405

Management Recognition
 Plan (MRP) stock
 awards                                                                                 (165,762)                     (165,762)

Amortization of re-
 stricted stock awards                                                                    27,629                        27,629

Amortization of
 ESOP awards                                         42,318                                             70,919         113,237

Dividend declared
 on common stock
 at $.12 per share                                              (283,777)                                             (283,777)

Change in other
 comprehensive
 income                                                                      84,113                                     84,113
                          ---------    -------   ----------   ----------    -------     ---------   ----------     -----------
Balance, Sept. 30,
     1998                 2,519,793    $25,198   16,089,825   10,958,008    482,332     (138,133)   (1,206,185)    $26,211,045
                          =========    =======   ==========   ==========    =======     =========   ==========     ===========

See accompanying notes to consolidated financial statements.

                    EQUALITY BANCORP, INC. AND SUBSIDIARY


                                         Consolidated Statements of Cash Flows
                                      Six months ended September 30, 1998 and 1997
                                                      (Unaudited)
                                                                                   1998                  1997
                                                                                   ----                  ----
Cash flows from operating activities:
      Net income                                                               $    547,385              524,429
      Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
           Depreciation and amortization:
                  Office properties and equipment                                    83,494              138,852
                  Real estate investments                                             5,631                5,631
                  Premiums and discounts, net                                      (168,504)              18,112
                  Mortgage servicing rights                                         258,818              117,429
                  Restricted stock awards                                            27,629                  --
           Increase in accrued interest receivable                                  (83,052)            (293,242)
           Gain on sale of investment and mortgage-backed
                  securities available for sale                                     (36,936)             (48,905)
           Increase in accrued interest payable on savings deposits                  27,048               27,927
           Change in income tax payable                                            (549,867)             259,290
           Equity in loss of joint ventures                                          54,430               16,491
           Other, net                                                            (1,886,848)             (78,008)
           Origination and purchase of loans held for sale                      (75,675,433)         (46,004,893)
           Proceeds from sales of loans held for sale                            78,196,657           38,491,508
                                                                               ------------          -----------
                  Net cash provided by (used in) operating activities               800,452           (6,825,379)
                                                                               ------------          -----------
Cash flow from investing activities:
      Net change in loans receivable                                              8,163,054           (4,370,070)
      Decrease in interest-bearing deposits                                         194,000            1,708,870
      Principal repayments on investment securities, AFS                             25,313               85,904
      Principal repayments on mortgage-backed securities, AFS                    11,020,111            1,025,331
      Proceeds from the sale of investment securities, AFS                        9,305,049           46,124,512
      Proceeds from the maturity of investment securities, AFS                   37,850,000           14,135,000
      Proceeds from the sale of mortgage-backed securities, AFS                   6,244,094            4,408,193
      Proceeds from the maturity of mortgage-backed securities, AFS                     --               229,697
      Proceeds from the maturity of investment securities, HTM                    2,000,000            1,250,000
      Purchase of investment securities, AFS                                    (31,332,122)         (71,014,309)
      Purchase of mortgage-backed securities, AFS                               (60,655,178)                 --
      Decrease in joint venture borrowings                                            6,941                6,652
      Purchase of stock in FHLB                                                  (1,321,600)            (175,000)
      Increase in cost of mortgage servicing rights                                (543,100)            (207,936)
      Purchase of office properties and equipment, net                             (771,822)            (868,599)
                                                                               ------------          -----------
           Net cash used in investing activities                                (19,815,260)          (7,661,755)
                                                                               ------------          -----------
Cash flow from financing activities:
      Net decrease in savings deposits                                              914,113           26,151,012
      Proceeds from Federal Home Loan Bank advances                              36,500,000           12,500,000
      Repayment of Federal Home Loan Bank advances                              (10,103,674)          (5,000,000)
      Proceeds from other borrowed money                                          1,950,839            1,888,982
      Cash dividends paid                                                          (283,777)             (64,161)
      Proceeds from exercise of stock options                                        50,405                  --
      Stock purchased for restricted stock awards                                  (165,762)                 --
      Increase in advance payments by borrowers
           for taxes and insurance                                                   63,655               44,576
                                                                               ------------          -----------
                  Net cash provided by financing activities                      28,925,799           35,520,409
                                                                               ------------          -----------
                  Net increase in cash and cash equivalents                       9,910,991           21,033,275
Cash and cash equivalents, beginning of period                                    1,070,538            1,037,199
                                                                               ------------          -----------
Cash and cash equivalents, end of period                                       $ 10,981,529           22,070,474
                                                                               ============          ===========

Supplemental disclosure of cash flow information:
      Interest paid                                                            $  5,940,926            4,581,694
      Income taxes paid, net                                                        960,012               75,958

See accompanying notes to consolidated financial statements.


                    EQUALITY BANCORP, INC. AND SUBSIDIARY



                                    Consolidated Statements of Comprehensive Income
                                      Six months ended September 30, 1998 and 1997
                                                      (Unaudited)


                                                                                  1998                      1997
                                                                                --------                 ---------
Net Income                                                                      $547,385                   524,429
Other comprehensive income:
   Net unrealized gain on investment and mortgage-backed
         securities available for sale, net of tax                               106,644                   799,171
   Less adjustment for gain on sale of investment and
         mortgage-backed securities available for sale,
         net realized in net income, net of tax of $14,405
         and $19,073 for the six months ended September 30,
         1998 and 1997, respectively                                             (22,531)                  (29,832)
                                                                                --------                 ---------
Total other comprehensive income                                                  84,113                   769,339
                                                                                --------                 ---------
Comprehensive income                                                            $631,498                 1,293,768
                                                                                ========                 =========

See accompanying notes to consolidated financial statements.


                    EQUALITY BANCORP, INC. AND SUBSIDIARY

                 Notes to Consolidated Financial Statements

                            September 30, 1998
                                (Unaudited)


(1)   Basis of Presentation
      ---------------------
      The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information for footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included in the results of operations for the three and six months ended September 30, 1998 and 1997.

      Operating results for the six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.

(2)   Principles of Consolidation
      ---------------------------
      The accompanying unaudited consolidated financial statements include the accounts of Equality Bancorp, Inc. and its wholly owned subsidiary, Equality Savings Bank (the Bank) as well as Equality Savings Bank's wholly owned subsidiaries, Equality Commodity Corporation (ECC) and Equality Mortgage Corporation (EMC). All significant intercompany accounts and transactions have been eliminated in consolidation.

(3)   Earnings Per Share
      ------------------
      Equality Bancorp, Inc. (the Company) adopted the provisions of
            Statement of Accounting Standards No. 128, Earnings Per Share
                                                       ------------------
            (SFAS 128) on December 31, 1997. This statement replaced the previously reported earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effect of options and convertible securities. Diluted earnings per share considers the effects of options and convertible securities. All prior period earnings per share data have been restated to conform with the requirements of SFAS 128. Earnings per share information has also been adjusted to reflect the second-step conversion of Equality Savings and Loan Association, F.A. and the exchange of each share of its common stock for 2.9724 shares of the Company's common stock which occurred on December 1, 1997.

      Basic earnings per share for the six month periods ended September 30, 1998 and 1997 was computed based upon net income for the period using weighted average common shares outstanding of 2,365,349 and 2,451,224, respectively. For the three month periods ended September 30, 1998 and 1997, basic earnings per share were computed

                    EQUALITY BANCORP, INC. AND SUBSIDIARY

            upon net income for the period using weighted average common shares outstanding of 2,372,657 and 2,452,064, respectively.

      Diluted earnings per share for the six month periods ended September
            30, 1998 and 1997 was computed based upon net income for the period using weighted average common shares and dilutive potential common shares outstanding of 2,400,480 and 2,469,184, respectively. Stock options are the only dilutive potential common shares. For the three month periods ended September 30, 1998 and 1997, basic earnings per share average common shares outstanding of 2,406,085 shares and 2,470,024 shares, respectively.

                    EQUALITY BANCORP, INC. AND SUBSIDIARY

                   Management's Discussion and Analysis or
                              Plan of Operation


The following discussion reviews the financial condition and results of operations of Equality Bancorp, Inc., and its subsidiary, Equality Savings Bank, with subsidiaries, as of September 30, 1998 and for the three and six months then ended.


The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


CHANGES IN FINANCIAL CONDITION

The total assets of the Company increased $27.0 million, or 10.6%, to $282.6 million at September 30, 1998 from $255.6 million at March 31, 1998. This increase in asset size primarily relates to increased investment in mortgage-backed securities and cash reserves which were funded through Federal Home Loan Bank of Des Moines (FHLB) advances and the proceeds from maturities of investment securities.

Cash, primarily interest bearing deposits, increased $9.9 million, or 925.8%, to $11.0 million at September 30, 1998 from $1.1 million at March 31, 1998. This increase is primarily the result of increased FHLB advances, decreased investment securities, and accelerated mortgage loan prepayments offset by increased mortgage-backed securities.

Interest bearing deposits decreased $194,000, or 14.1%, to $1.2 million at September 30, 1998 from $1.4 million at March 31, 1998. The decrease is due to the maturity of two certificates of deposit at other financial institutions. The Company is consciously reducing its investment in this area as certificates of deposit mature.

Investment securities available for sale decreased $15.4 million, or 22.3%, to $53.5 million at September 30, 1998 from $68.9 million at March 31, 1998. The decrease is due primarily to $31.2 million of purchases of securities offset by $37.9 million of maturities and sales proceeds of $9.3 million.

Investment securities held to maturity decreased $2.0 million, or 76.9%, to $600,000 at September 30, 1998 from $2.6 million at March 31, 1998. The decrease is the result of the maturity of such securities.

Mortgage-backed securities available for sale increased $43.3 million, or 74.0%, to $101.8 million at September 30, 1998 from $58.5 million at March 31, 1998. This increase is the result of purchases of securities totaling $60.7 million, offset by normal principal repayments of $11.0 million and sales proceeds of $6.2 million.

Loans receivable, net, decreased $10.8 million, or 9.9%, from $108.4 million at March 31, 1998, to $97.6 million at September 30, 1998. Loans held for investment decreased $8.3

                    EQUALITY BANCORP, INC. AND SUBSIDIARY


      million, or 8.8%, to $85.6 million at September 30, 1998 from $93.9 million at March 31, 1998. This decrease reflects accelerated principal repayments due to refinancing, the result of low mortgage interest rates. Loans held for sale decreased $2.5 million, or 17.4%, to $12.0 million at September 30, 1998 from $14.5 million at March 31, 1998. This decrease is the result of EMC mortgage loan originations totaling $74.6 million and mortgage loan purchases of $1.1 million, offset by mortgage loan sales of $78.2 million for the six months ended September 30, 1998

The following table sets forth composition of the Company's loan portfolio in dollars and in percentages of total loans at the dates indicated:

                                                                  SEPTEMBER 30, 1998           MARCH 31, 1998
                                                                  ------------------           --------------
                                                                 AMOUNT       PERCENT      AMOUNT         PERCENT
                                                                 ------       -------      ------         -------
                                                                             (DOLLARS IN THOUSANDS)
Loans secured by real estate:
    Residential:
       One to four family:
          Conventional                                          $58,884        60.0%     $ 67,543           62.0%
          FHA/VA                                                 10,031        10.2        11,718           10.8
          Loans held for sale                                    12,002        12.2        14,523.          13.3
       Multifamily                                                1,303         1.3         1,382.           1.3
    Commercial                                                    3,526         3.6         2,684.           2.5
Total Real Estate Loans                                          85,746        87.3        97,850           89.9
                                                                -------       -----      --------          -----

Commercial Business Loans                                         9,407         9.6         8,153            7.4
                                                                -------       -----      --------          -----

Consumer Loans:
          Loans secured by savings deposits                         270          .3           391             .4
          Property improvement loans                              1,652         1.7         1,728            1.6
          Automobile loans                                          840          .9           617             .6
          Other consumer loans                                      197          .2           157             .1
                                                                -------       -----      --------          -----

Total Consumer Loans                                              2,959         3.1         2,893            2.7
                                                                -------       -----      --------          -----

Total Loans                                                      98,112       100.0%      108,896          100.0%
                                                                              =====                        =====

LESS:
          Loans in process                                          --                          3
          Deferred loan fees                                         26                        37
          Unearned discounts                                         30                         8
          Allowance for loan losses                                 366                       374
          Valuation reserve on loans held
            for sale                                                 61                        59
                                                                -------                  --------
Total loans receivable, net                                     $97,629                  $108,415
                                                                =======                  ========


                    EQUALITY BANCORP, INC. AND SUBSIDIARY


Office properties and equipment increased $688,000, or 12.3%, to $6.3 million at September 30, 1998 from $5.6 million at March 31, 1998. The increase resulted from additional improvements to the Bank's branch network during the six months ended September 30, 1998 including the relocation of a limited use branch into a full service location and the opening of a new branch in Washington, Missouri.

Savings deposits increased $914,000, or .8%, to $120.2 million at September
      30, 1998 from $119.3 million at March 31, 1998. The increase is due primarily to deposits taken at the Bank's newly opened branch location in Washington, Missouri during August and September, 1998. Interest credited during the six months ended September 30, 1998 was approximately $2.1 million.

FHLB advances increased $26.4 million, or 25.4%, to $130.4 million at September 30, 1998 from $104.0 million at March 31, 1998. Proceeds from these advances were used to fund purchases of mortgage-backed securities.

Other borrowed money increased $2.0 million, or 116.2%, to $3.6 million at September 30, 1998 from $1.7 million at March 31, 1998. These short term borrowings relate to a warehouse line of credit established with an independent bank and maintained by EMC, the proceeds of which were invested solely in residential mortgage loans.

Total stockholders' equity increased $373,000, or 1.4%, to $26.2 million at September 30, 1998 from $25.8 million at March 31, 1998. The increase was primarily attributable to the Company's net income of $547,000 for the six months ended September 30, 1998 offset by the Company's funding of a portion of its Management Recognition Plan (MRP) totaling $166,000 during the period ended September 30, 1998.

                    EQUALITY BANCORP, INC. AND SUBSIDIARY


                                       UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET,
                                          INTEREST AND DIVIDENDS EARNED OR PAID,
                                           AND RELATED INTEREST YIELDS AND RATES

                                                             THREE MONTHS ENDED SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------
                                                         1998                                    1997
---------------------------------------------------------------------------------------------------------------------
                                                      INTEREST                                INTEREST
                                         AVERAGE         AND        YIELD/      AVERAGE          AND         YIELD/
                                       BALANCE<F1>    DIVIDENDS    COST<F2>    BALANCE<F1>    DIVIDENDS     COST<F2>
---------------------------------------------------------------------------------------------------------------------
                                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans Receivable<F3>                 $ 97,730        $1,892        7.74%     $106,477        $1,998        7.51%
   Investment securities                  58,812           964        6.56        75,261         1,167        6.20
   Interest-bearing deposits               9,863            87        3.52        11,996           133        4.42
   Investment in FHLB                      6,307           106        6.72         3,700            61        6.55
                                        --------        ------                  --------        ------
   Total interest-earning
      assets                             265,159         4,342        6.55       207,092         3,530        6.82
                                                        ------                                  ------
   Other assets                           12,183                                   9,126
                                        --------                                --------
Total assets                             277,342                                 216,218
                                        ========                                ========

Interest bearing liabilities:
   Regular savings                        20,212                                  30,863
   NOW accounts                           15,272                                  13,849
   Money market accounts                   6,220                                   5,505
   Certificates of deposit                78,136                                  81,285
                                        --------                                --------
Total savings deposits                   119,840         1,345        4.49       131,502         1,431        4.35
   FHLB advances                         126,098         1,725        5.47        65,500           891        5.44
   Other interest-bearing
      liabilities                          3,300            17        2.02         2,819            16        2.27
                                        --------        ------                  --------        ------
Total interest bearing
   liabilities                           249,238         3,087        4.95       199,821         2,338        4.68
                                                        ------                                  ------
   Other liabilities                       1,861                                   3,140
                                        --------                                --------
Total liabilities                        251,099                                 202,961
Stockholders' equity                      26,243                                  13,257
                                        --------                                --------
Total liabilities and
   stockholders' equity                 $277,342                                $216,218
                                        ========                                ========

Net interest income                                     $1,255                                  $1,192
                                                        ======                                  ======

Interest rate spread                                                  1.60%                                   2.14%
                                                                      ====                                    ====

Net interest margin<F4>                                               1.89%                                   2.30%
                                                                      ====                                    ====

Ratio of average interest-
   earning assets to
   average interest-bearing
   liabilities                                                        1.06X                                   1.04X
                                                                      ====                                    ====


<F1> Average balances are computed on a monthly basis (month-end balances).
<F2> Annualized.
<F3> Does not include interest on loans 90 days or more past due.
<F4> Net interest income divided by average interest-earning assets.


                    EQUALITY BANCORP, INC. AND SUBSIDIARY

           THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

NET INCOME
Net income decreased $140,000, or 41.6%, to $196,000 for the three months ended September 30, 1998 from $336,000 for the three months ended September 30, 1997. The decrease was primarily the result of increased noninterest expense of $613,000, or 42.5%, offset by increased net interest income of $64,000, or 5.3%, increased noninterest income of $290,000, or 35.2%, and decreased income taxes of $95,000, or 44.0%, for the three months ended September 30, 1998.

INTEREST INCOME
Interest income increased $812,000, or 23.0%, to $4.3 million for the three months ended September 30, 1998 from $3.5 million for the three months ended September 30, 1997. The increase is primarily due to increased average mortgage-backed securities of $82.8 million to $92.4 million for the three months ended September 30, 1998 from $9.7 million for the three months September 30, 1997 offset by decreased average investment securities of $16.4 million to $58.8 million for the three months ended September 30, 1998 from $75.3 million for the three months ended September 30, 1997 and decreased average loans receivable of $8.7 million to $97.7 million for the three months ended September 30, 1998 from $106.5 million for the three months ended September 30, 1997. The weighted average yield on total interest-earning assets decreased to 6.55% for the three months ended September 30, 1998 from 6.82% for the three months ended September 30, 1997.

INTEREST EXPENSE
Interest expense increased $749,000, or 32.0%, to $3.1 million for the three months ended September 30, 1998 from $2.3 million for the three months ended September 30, 1997. The increase is primarily due to increased average FHLB advances of $60.6 million to $126.1 million for the three months ended September 30, 1998 from $65.5 million for the three months ended September 30, 1997 offset by decreased average savings deposits of $11.7 million to $119.8 million for the three months ended September 30, 1998 from $131.5 million for the three months ended September 30, 1997. Weighted average cost of funds increased to 4.95% for the three months ended September 30, 1998 from 4.68% for the three months ended September 30, 1997.


PROVISION FOR LOSSES ON LOANS
Provision for losses on loans decreased $24,000, for the three months ended
      September 30, 1998 from $24,000 for the three months ended September 30, 1997. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net chargeoffs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The Bank's allowance for loan losses totaled $366,000 at September 30, 1998 and $374,000 at March 31, 1998, respectively. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Bank maintains its allowance for losses at a level which it considered to be adequate, there can be no assurances that further additions will not be made to the allowance or that such losses will not exceed the estimated amounts.


NONINTEREST INCOME
Noninterest income increased $290,000, or 35.2%, to $1.1 million for the three months ended September 30, 1998 from $825,000 for the three months ended September 30, 1997. This increase was due primarily to increased gain on sale of loans of $216,000, or 50.4%,

                    EQUALITY BANCORP, INC. AND SUBSIDIARY

      to $645,000 for the three months ended September 30, 1998 from $429,000 for the three months ended September 30, 1997, increased loan servicing fees and late charges of $58,000, or 24.6%, to $294,000 for the three months ended September 30, 1998 from $236,000 for the three months ended September 30, 1997 and increased gain on sale of investment and mortgage-backed securities of $29,000, or 2100.2%, to $31,000 for the three months ended September 30, 1998 from $1,000 for the three months ended September 30, 1997. For the three months ended September 30, 1998, the Company, through EMC, sold $38.0 million of mortgage loans as compared to sales of $26.4 million for the three months ended September 30, 1997. The increased volume of sales resulted in increased gain on sale for the comparable periods. As a result of increased volume due to the declining interest rate environment which has significantly increased refinancings and the Company's efforts at retaining servicing on loans sold, the average loan servicing portfolio increased $24.1 million, or 7.3%, to $353.1 million for the three months ended September 30, 1998 from $329.0 million for the three months ended September 30, 1997.


NONINTEREST EXPENSE
Noninterest expense increased $613,000, or 42.5%, to $2.1 million for the three months ended September 30, 1998 from $1.4 million for the three months ended September 30, 1997. The increase was due primarily to increased salary and employee benefits of $311,000, or 38.0%, to $1.1 million for the three months ended September 30, 1998 from $819,000 for the three months ended September 30, 1997, increased advertising expense of $89,000, or 405.1%, to $111,000 for the three months ended September 30, 1998 from $22,000 for the three months ended September 30, 1997 and increased other expenses of $196,000, or 52.0%, to $573,000 for the three months ended September 30, 1998 from $377,000 for the three months ended September 30, 1997. Salary and employee benefits increased primarily due to increased commissions paid to loan officers of $49,000 on increased mortgage loan originations and an increase of five Bank personnel to staff both the new Washington, Missouri branch facility as well as additional employment needs and six EMC personnel, including two commissioned loan officers. In addition, ESOP and MRP compensation expenses increased $74,000 to $74,000 for the three months ended September 30, 1998 reflecting contributions by the Company with no comparable items in 1997. Advertising expense increased as a result of marketing promotions during the three months ended September 30, 1998 for the Bank's relocated office and new Washington, Missouri branch which opened in August, 1998. General operating expenses increased due to increased amortization of originated mortgage servicing rights (OMSR) of $76,000 to $145,000 for the three months ended September 30, 1998 from $69,000 for the three months ended September 30, 1997 and as a result of removing certain fixed assets from service totaling $20,000 and expenses totaling $54,000 in connection with professional services and taxes for the holding company with no comparable item in 1997.

INCOME TAXES
Income tax expense decreased $95,000, or 44.0%, to $120,000 for the three months ended September 30, 1998 from $215,000 for the three months ended September 30, 1997. This decrease was primarily due to a decrease in income before income tax of $235,000, or 42.5%. The effective tax rate was approximately 38.0% and 39.0% for the three month periods ended September 30, 1998 and 1997, respectively.

                    EQUALITY BANCORP, INC. AND SUBSIDIARY


                                UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET,
                                   INTEREST AND DIVIDENDS EARNED OR PAID,
                                   AND RELATED INTEREST YIELDS AND RATES

                                                               SIX MONTHS ENDED SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------
                                                           1998                                1997
---------------------------------------------------------------------------------------------------------------------
                                                         INTEREST                             INTEREST
                                            AVERAGE         AND        YIELD/     AVERAGE        AND        YIELD/
                                          BALANCE<F1>    DIVIDENDS    COST<F2>  BALANCE<F1>   DIVIDENDS    COST<F2>

---------------------------------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
Interest-earning assets:
   Loans receivable<F3>                       $100,331     $3,964       7.90%    $105,267      $3,953        7.51%
   Investment securities                        64,789      2,064       6.37       69,934       2,287        6.54
   Mortgage-backed securities                   77,348      2,261       5.85       11,012         390        7.07
   Interest-bearing deposits                    11,699        212       3.62       11,834         188        3.17
   Investment in FHLB                            6,087        203       6.67        3,421         120        7.00
                                              --------     ------                --------      ------
   Total interest-earning
      assets                                   260,254      8,704       6.69      201,468       6,937        6.89
                                                           ------                              ------
   Other assets                                 11,685                              8,080
                                              --------                           --------
Total assets                                   271,939                            209,548
                                              ========                           ========

Interest bearing liabilities:
   Regular savings                              20,261                             26,230
   NOW accounts                                 14,652                             13,137
   Money market accounts                         6,377                              5,492
   Certificates of deposit                      77,965                             81,835
                                              --------                           --------
Total savings deposits                         119,255      2,667       4.47      126,694       2,833        4.47
   FHLB advances                               121,715      3,271       5.37       65,083       1,782        5.48
   Other interest-bearing
      liabilities                                2,944         30       2.50        2,397          27        2.27
                                              --------     ------                --------      ------
Total interest bearing
      liabilities                              243,914      5,968       4.89      194,174       4,642        4.78
                                                           ------                              ------
   Other liabilities                             1,865                              2,117
                                              --------                           --------
Total liabilities                              245,779                            196,291
Stockholders equity                             26,160                             13,257
                                              --------                           --------
Total liabilities and
   stockholders' equity                       $271,939                           $209,548
                                              ========                           ========

Net interest income                                        $2,736                              $2,295
                                                           ======                              ======

Interest rate spread                                                    1.80%                                2.11%
                                                                        ====                                 ====

Net interest margin<F4>                                                 2.10%                                2.28%
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


                    EQUALITY BANCORP, INC. AND SUBSIDIARY


             SIX MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997


NET INCOME
Net income increased $23,000, or 4.4%, to $547,000 for the six months ended
      September 30, 1998 from $524,000 for the six months ended September 30, 1997. The increase was primarily the result of increased net interest income of $441,000, or 16.1%, and increased noninterest income of $685,000, or 49.6%, offset by increased noninterest expense of $1.1 million, or 39.9%, and increased income taxes of $14,000, or 4.2%.

INTEREST INCOME
Interest income increased $1.8 million, or 25.5%, to $8.7 million for the six months ended September 30, 1998 from $6.9 million for the six months ended September 30, 1997. Interest on loans receivable increased by $11,000, or .3%, to $4.0 million for the six months ended September 30, 1998. This increase was the result of a decrease in the average balance of loans outstanding of $5.0 million from $105.3 million for the six months ended September 30, 1997 to $100.3 million for the six months ended September 30, 1998, offset by an increase in the yield on loans from 7.51% for the six months ended September 30, 1997 to 7.90% for the six months ended September 30, 1998. The lower average balance of loans outstanding for the six months ended September 30, 1998 reflects a decrease in mortgage loan portfolio lending and increased repayments due to declining interest rates offset by increased secured commercial lending. Interest on investment securities decreased $223,000, or 9.7%, from $2.3 million for the six months ended September 30, 1997 to $2.1 million for the six months ended September 30, 1998, due to a decrease in the average balance of investment securities of $5.1 million from $69.9 million for the six months ended September 30, 1997 to $64.8 million for the six months ended September 30, 1998. During the same period the yield on investment securities decreased from 6.54% for the six months ended September 30, 1997 to 6.37% for the six months ended September 30, 1998. Interest income on mortgage-backed securities increased $1.9 million, or 480.3%, from $390,000 for the six months ended September 30, 1997 to $2.3 million for the six months ended September 30, 1998 due to an increase in the average balances of $67.3 million from $11.0 million for the six months ended September 30, 1997 to $77.3 million for the six months ended September 30, 1998, offset by a decrease in the yield on mortgage-backed securities from 7.07% for the six months ended September 30, 1997 to 5.85% for the six months ended September 30, 1998.

INTEREST EXPENSE
Interest expense increased $1.3 million, or 28.6%, to $6.0 million for the six months ended September 30, 1998 from $4.6 million for the six months ended September 30, 1997. The increase resulted primarily from increased average FHLB advances. Average deposit balances decreased $7.4 million from $126.7 million for the six months ended September 30, 1997 to $119.3 million for the six months ended September 30, 1998. During the same three month periods, the weighted average cost of deposits remained unchanged at 4.47%. The decrease in average savings deposits is primarily due to decreased average passbook balances.

Average advances from the FHLB increased $56.6 million from $65.1 million for the six months ended September 30, 1997 to $121.7 million for the six months ended September 30, 1998. The increase was primarily the result of borrowings used to fund increased investments in mortgage-backed securities. The weighted average cost of advances decreased from 5.48% for the six months ended September 30, 1997 to 5.37% for the six months ended September 30, 1998 due to effective borrowing programs offered by the FHLB.

                    EQUALITY BANCORP, INC. AND SUBSIDIARY

PROVISION FOR LOSSES ON LOANS
Provision for losses on loans decreased $24,000 for the six months ended
      September 30, 1998 from $24,000 for the six months ended September 30, 1997. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net chargeoffs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The Bank's allowance for loan losses totaled $366,000 at September 30, 1998 and $374,000 at March 31, 1998, respectively. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Bank maintains its allowance for losses at a level which it considered to be adequate, there can be no assurances that further additions will not be made to the allowance or that such losses will not exceed the estimated amounts.

NONINTEREST INCOME
Noninterest income increased $685,000, or 49.6%, to $2.1 million for the six months ended September 30, 1998 from $1.4 million for the six months ended September 30, 1997. The increase is due primarily to gain on sale of mortgage loans which increased from $620,000 for the six months ended September 30, 1997 to $1.2 million for the six months ended September 30, 1998, and increased loan servicing fees and late charges which increased from $473,000 for the six months ended September 30, 1997 to $587,000 for the six months ended September 30, 1998 offset by the equity in loss of joint ventures which increased $38,000 as a result of decreased rental income for the six months ended September 30, 1998.
      The increase of $577,000, or 93.1%, on gain on sale of mortgage loans was due to a continued improvement in market interest rates during the six months ended September 30, 1998. For the six months ended
      September 30, 1998, the Bank, through EMC, sold $78.2 million of mortgage loans as compared to $38.5 million in the comparable period in 1997. The increased sales volume of $39.7 resulted in increased gain on sale of mortgage loans due to the condition of the secondary mortgage market. Loan servicing fees and late charges increased $114,000, or 24.1%, due primarily to an increase in the average servicing portfolio of EMC. Average loan servicing by EMC increased $22.4 million, or 6.9%, from $325.4 million for the six months ended September 30, 1997 to $347.8 million for the six months ended September 30, 1998.

NONINTEREST EXPENSE
Noninterest expense increased $1.1 million, or 40.0%, to $3.9 million for the six months ended September 30, 1998 from $2.8 million for the six months ended September 30, 1997 due primarily to increased salaries and employee benefits of $562,000, or 35.0%, from $1.6 million for the six months ended September 30, 1997 to $2.2 million for the six months ended September 30, 1998, increased advertising expenses of $146,000, or 294.3%, from $49,000 for the six months ended September 30, 1997 to $195,000 for the six months ended September 30, 1998 and increased other expenses of $362,000 or 49.5%, from $732,000 for the six months ended September 30, 1997 to $1.1 million for the six months ended September 30, 1998. Increased salary and employee benefits are the direct result of increased commissions paid to mortgage loan origination personnel, general wage increases and an increase of five Bank personnel to staff both the new Washington branch facility as well as additional employment needs and six EMC personnel as a result of increased mortgage lending activity in 1998. Data processing expense increased $38,000 as a result of expenses related to an increase in the number of office properties and Year 2000 compliance expenses. Advertising expenses increased as a result of marketing promotions during the six months ended September 30, 1998 for the Bank's relocated bank office, newly opened Washington facility and overall promotion of the Bank. Other expenses increased due primarily to an increase in the amortization of originated mortgage servicing rights (OMSR) which increased $141,000 from $117,000 for the six months ended September 30, 1997 to $258,000 for the six

                    EQUALITY BANCORP, INC. AND SUBSIDIARY

      months ended September 30, 1998 caused by refinancing or repayment of mortgage loans which had OMSR and as a result of removing certain fixed assets from service totaling $20,000 and expenses totaling $98,000 in connection with professional services and taxes for the Company with no comparable items in 1997 as well as increases in supplies and services associated with increased mortgage loan activity and an increased number of Bank branch facilities.

INCOME TAXES
Income tax expense increased $14,000, or 4.2%, to $349,000 for the six months ended September 30, 1998 from $335,000 for the six months ended September 30, 1997. The increase was the result of the increase in income before income tax expense of $37,000. The effective tax rate was approximately 39.0% for the six month periods ended September 30, 1998 and 1997.

NONPERFORMING ASSETS

At September 30, 1998, nonperforming assets were approximately $733,000, which represents a decrease of $128,000, or 14.9%, as compared to March 31, 1998. A summary of nonperforming assets by category is summarized as follows:

                                                                      September 30,          March 31,
                                                                          1998                 1998
                                                                      -------------          ---------
                                                                                (in thousands)
Nonaccruing loans:
      One to four family <F1>                                             $730                  853
      Consumer and other                                                     3                    8
                                                                          ----                  ---
            Total nonaccruing loans                                        733                  861
Repossessed assets - automobile                                            --                   --
                                                                          ----                  ---
            Total nonperforming assets                                    $733                  861
                                                                          ====                  ===
Nonaccruing loans as a percent of net loans                                .75%                 .79%
                                                                          ====                  ===
Nonaccruing loans as a percent of
      total assets                                                         .26%                 .34%
                                                                          ====                  ===
Nonperforming assets as a percent of
      total assets                                                         .26%                 .34%
                                                                          ====                  ===


<F1>  Includes $648,000 and $833,000 of FHA/VA loans, the principal and interest payments of which are either issued by FHA or guaranteed by the VA at September 30, 1998 and March 31, 1998, respectively.


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

                    EQUALITY BANCORP, INC. AND SUBSIDIARY


LIQUIDITY AND CAPITAL RESOURCES

The Office of Thrift Supervision (OTS) requires minimum levels of liquid assets. OTS regulations presently require the Bank to maintain an average daily balance of liquid assets equal to a monthly average of not less than 4.0% of net withdrawable accounts plus short-term borrowings. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank's regulatory liquidity at September 30, 1998 was 40.8%.

The Bank's primary sources of funds consist of deposits bearing market rates of interest and loan repayments. Other potential sources of funds available to the Bank include borrowings from FHLB. At September 30, 1998, the Bank had such outstanding FHLB borrowings of $130.4 million.
      The Bank uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet and exceed the Bank's liquidity needs, including meeting its commitments to buy or fund loans. At September 30, 1998, the Bank had approximately $42.0 million in outstanding commitments to originate loans, approximately $3.0 million of which were adjustable rate loans. The interest rate on fixed rate commitments ranged from 6.00% to 8.00% at September 30, 1998. The majority of the loans will be sold into the secondary market upon origination.


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

                                                                             Regulatory Capital
                                                            -------------------------------------------------
                                                            Tangible               Core            Risk-based
                                                            capital               capital            capital
                                                            -------------------------------------------------
                                                                           (Dollars in Thousands)

Stockholders' equity -
       financial statements                                 $25,076                25,076             25,076
Accumulated other comprehensive
       income - unrealized gain on
       investment and mortgage-backed
          securitiesavailable for sale                         (482)                 (482)              (482)
                                                            -------                ------             ------
Adjusted stockholders' equity                                24,594                24,594             24,594
Investments in and advances to
       nonincludable subsidiaries                              (792)                 (792)              (792)
Additional capital item - general
       loan loss reserves                                       --                    --                 366
                                                            -------                ------             ------
Regulatory capital, as computed                              23,802                23,802             24,168
Minimum capital requirement                                   4,222                 8,444              6,767
                                                            -------                ------             ------
Regulatory capital in excess of
  minimum capital requirement                               $19,580                15,358             17,401
                                                            =======                ======             ======
Regulatory capital ratio                                       8.46%                 8.46%             28.57%
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

                    EQUALITY BANCORP, INC. AND SUBSIDIARY


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION
In September, 1997, the Financial Accounting Standards Board (FASB) issued
      Statement of Financial Accounting Standards No. 131, Disclosures about
                                                           -----------------
      Segments of an Enterprise and Related Information (SFAS 131).  SFAS 131
      -------------------------------------------------
      establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 is a disclosure requirement. The adoption of SFAS 131 will not have an impact on the Company's financial position or results of operation.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In September, 1998, the FASB issued SFAS No. 133, Accounting for Derivative
                                                  -------------------------
      Instruments and Hedging Activities, (SFAS 133).  SFAS 133 establishes
      ----------------------------------
      standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.
      It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal years beginning after September 15, 1999. Earlier application of SFAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS 133.

In October, 1998, the FASB issued Statement of Financial Accounting Standards
      No. 134, Accounting for Mortgage-Backed Securities Retained after the
               ------------------------------------------------------------
      Securitization of Mortgage Loans Held for Sale by a Mortgage Banking
      --------------------------------------------------------------------
      Enterprise (SFAS 134) which conforms the subsequent accounting for
      ----------
      securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998. Since the Company does not securitize and retain mortgage loans, SFAS 134 will have no impact on the Company's consolidated financial position and results of operations.

YEAR 2000 COMPLIANCE
The Company's Year 2000 committee constantly monitors the readiness of the Year 200 project using guidance from its regulatory agencies. The Company's action plan contains five phases: awareness, assessment, renovation, validation and implementation.

The awareness phase and the assessment phase of the action plan have been completed and as a result, remedial actions necessary for Year 2000 compliance have been initiated where necessary.

The core applications of the Company are performed by service bureau providers. However, given the risks associated with noncompliance the Company will not rely on assurances from these providers. As a result, the renovation phase of the action plan is considered 70 percent complete, awaiting additional testing and the validation phase, which is primarily testing, is expected to be completed before April, 1999. The implementation phase will be initiated once testing results are received and analyzed

                    EQUALITY BANCORP, INC. AND SUBSIDIARY

      by the committee. Contingency plans have been developed by the committee and can be implemented in the unlikely event that the core application providers are not compliant with Year 2000 issues.

The Company is primarily a retail banking and mortgage banking provider specializing in single family residential mortgages and family related retail deposit relationships. Year 2000 risk associated with this type of business are considered to have a minimal impact on the Company.

The Board of Directors has initially budgeted $148,000 for year 2000 issues in addition to in-house compensation expenditures of committee members. To date, $14,000 has been expended. The Year 2000 committee reports to the Board of Directors on a monthly basis and management does not expect the cost of Year 2000 compliance to be material to the business, financial condition or results of operation of the Company.

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

            None.

Item 3.     Defaults Upon Senior Securities
            -------------------------------

            None.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            On August 14, 1998, Equality Bancorp, Inc. Held its Annual Shareholder's Meeting for the purpose of (1) the election of directors, (2) approval of Equality Bancorp, Inc.'s 1997 Stock Option and Incentive Plan and (3) approval of Equality Bancorp, Inc.'s Management Development and Recognition Plan.

            For election of directors:

                                                     FOR             WITHHELD
                                                  ---------          --------
                  LeRoy C. Crook                  2,183,905           35,041
                  Kenneth J. Hrdlicka             2,205,968           12,978
                  Michael J. Walsh                2,207,408           11,538

            For approval of the 1997 Stock Option and Incentive Plan:
                  For      1,811,850         Against      88,054      Abstain       25,651

            For approval of the Management Development and Recognition Plan:
                  For      1,813,800         Against      88,169      Abstain         25,579


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



                           EQUALITY BANCORP, INC.
                                 Registrant



Date:    November 10, 1998                     /s/ RICHARD C. FELLHAUER
       -----------------------------         ----------------------------------
                                             Richard C. Fellhauer, President,
                                             Chief Executive Officer and
                                             Chairman of the Board



Date:    November 10, 1998                     /s/ MICHAEL A. DEELO
       -----------------------------         ----------------------------------
                                             Michael A. Deelo,
                                             Chief Financial Officer