Form 10QSB
period 1998-12-31
EQUALITY BANCORP INC
filed 1999-02-12
CIK 1040476

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1998.

                                      OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ------------------ to  ----------------

                         Commission File No. 333-30469

                            EQUALITY BANCORP, INC.
                            ----------------------
       (Exact name of small business issuer as specified in its charter)

                 DELAWARE                                43-1785126
       ----------------------------             ---------------------------
       (State or other jurisdiction             (I.R.S. Employer ID Number)
         of incorporation or organization)

     9920 WATSON ROAD, ST. LOUIS, MO                       63126
 ------------------------------------------------------------------------------
 (Address of principal executive offices)                (zip code)

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

          Class                       Shares Outstanding at February 12, 1999
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

                                         EQUALITY BANCORP, INC. AND SUBSIDIARY

                                              Consolidated Balance Sheets
                                          December 31, 1998 and March 31, 1998
                                                      (Unaudited)
                                                                           December 31,          March 31,
                                                                               1998                 1998
                                                                           ------------          ---------

Assets
------

Cash, primarily interest-bearing demand accounts                         $   8,238,424            1,070,538
Interest-bearing deposits                                                    1,184,000            1,378,000
Investment securities:
  Available for sale, at fair value                                         54,995,099           68,897,156
  Held to maturity, at amortized cost                                          600,000            2,600,000
Mortgage-backed securities available
      for sale, at fair value                                              102,581,680           58,512,089
Loans receivable, net                                                      102,854,967          108,415,421
Investment in real estate                                                      272,275              734,317
Stock in Federal Home Loan Bank                                              6,521,600            5,200,000
Mortgage servicing rights                                                    1,293,846              837,597
Office properties and equipment, net                                         6,260,657            5,574,287
Accrued interest receivable and other assets                                 4,308,237            2,330,908
                                                                         -------------          -----------
                                                                           289,110,785          255,550,313
                                                                         =============          ===========
  Liabilities and Stockholders' Equity
  ------------------------------------

Savings deposits                                                           126,714,012          119,301,376
Accrued interest payable on savings deposits                                   175,802              134,203
Advances from the Federal Home Loan Bank                                   130,291,090          104,000,000
Other borrowed money                                                         4,000,000            1,678,694
Advance payments by borrowers for taxes and insurance                          110,272              105,950
Income tax payable                                                             276,019              696,192
Deferred income taxes                                                          859,064              871,839
Accrued expenses and other liabilities                                         674,733            2,924,244
                                                                         -------------          -----------
            Total liabilities                                              263,100,992          229,712,498
Commitments and contingencies
Stockholders' equity:
      Preferred stock, $.01 par value per share;
            200,000 shares authorized; none issued                               --                   --
      Common stock, $.01 par value per share; 4,000,000
            shares authorized; 2,519,793 and 2,505,855
            shares issued and outstanding at December 31,
            1998 and March 31, 1998, respectively                               25,198               25,059
      Additional paid-in capital                                            16,099,443           15,997,241
      Retained earnings - substantially restricted                          11,105,468           10,694,400
      Accumulated other comprehensive income                                   378,237              398,219
      Unamortized restricted stock awards                                     (427,591)                --
      Unearned ESOP shares                                                  (1,170,962)          (1,277,104)
                                                                         -------------          -----------
            Total stockholders' equity                                      26,009,793           25,837,815
                                                                         -------------          -----------
                                                                         $ 289,110,785          255,550,313
                                                                         =============          ===========

See accompanying notes to consolidated financial statements.

                                         EQUALITY BANCORP, INC. AND SUBSIDIARY


                                           Consolidated Statements of Income
                                 Three and nine months ended December 31, 1998 and 1997
                                                      (Unaudited)
                                                                Three months                         Nine months
                                                              ended December 31                  ended December 31
                                                          1998              1997              1998              1997
                                                          ----              ----              ----              ----
Interest income:
   Loans receivable                                    $1,922,850         2,121,504         5,886,832         6,074,273
   Investment securities                                  680,764         1,398,182         2,744,844         3,685,156
   Mortgage-backed securities                           1,609,043           150,251         3,869,489           539,781
   Interest bearing deposits                              107,133           129,579           319,242           317,263
   Other                                                  106,847            63,014           309,756           182,858
                                                       ----------         ---------        ----------        ----------
      Total interest income                             4,426,637         3,862,530        13,130,163        10,799,331
                                                       ----------         ---------        ----------        ----------
Interest expense:
   Savings deposits                                     1,409,298         1,481,588         4,076,673         4,314,352
   Advances from the Federal Home Loan Bank             1,789,485           968,533         5,060,189         2,750,463
   Other borrowed money                                    21,909            17,852            51,804            45,123
                                                       ----------         ---------        ----------        ----------
      Total interest expense                            3,220,692         2,467,973         9,188,666         7,109,938
                                                       ----------         ---------        ----------        ----------
            Net interest income                         1,205,945         1,394,557         3,941,497         3,689,393
Provision for losses on loans                               --                --                 --             (24,313)
                                                       ----------         ---------        ----------        ----------
            Net interest income after pro-
              vision for losses on loans                1,205,945         1,394,557         3,941,497         3,665,080
                                                       ----------         ---------        ----------        ----------
Noninterest income:
   Gain on sale of mortgage loans                         806,966           365,291         2,003,426           984,852
   Loan servicing fees and late charges                   352,290           233,032           938,982           705,777
   Equity in loss of joint venture                           --             (27,618)          (54,430)          (44,109)
   Rental income                                           43,640            24,488           112,927            81,866
   Gain on sale of real estate                            146,655              --             146,655               --
   Gain (loss) on sale of investment and
      mortgage backed securities
      available for sale                                      116              (954)           37,052            47,951
   Other                                                  171,675           141,140           402,047           339,343
                                                       ----------         ---------        ----------        ----------
      Total noninterest income                          1,521,342           735,379         3,586,659         2,115,680
                                                       ----------         ---------        ----------        ----------
Noninterest expense:
   Salaries and employee benefits                       1,186,785           830,955         3,354,568         2,436,367
   Occupancy                                              175,014           152,652           433,171           403,163
   Data processing                                         84,501            62,471           236,838           177,116
   Advertising                                             54,419            32,182           249,477            81,648
   Federal insurance premiums                              17,396            19,208            53,999            58,118
   Other                                                  740,061           431,470         1,834,407         1,163,672
                                                       ----------         ---------        ----------        ----------
      Total noninterest expense                         2,258,176         1,528,938         6,162,460         4,320,084
                                                       ----------         ---------        ----------        ----------
   Income before income tax expense                       469,111           600,998         1,365,696         1,460,676
Income tax expense                                        179,695           236,804           528,895           572,053
                                                       ----------         ---------        ----------        ----------
          Net income                                   $  289,416           364,194           836,801           888,623
                                                       ==========         =========        ==========        ==========
Basic earnings per share                               $      .12               .15               .35               .36
                                                       ==========         =========        ==========        ==========
Diluted earnings per share                             $      .12               .15               .35               .36
                                                       ==========         =========        ==========        ==========

See accompanying notes to consolidated financial statements.

                                         Consolidated Statement of Stockholders' Equity
                                               Nine months ended December 31, 1998
                                                           (Unaudited)

                                                                             Accumulated                                  Total
                              Common Stock       Additional                  other com-    Unamortized                    stock-
                              ------------        paid-in      Retained      prehensive    restricted     Unearned       holders'
                            Shares      Amount    capital      earnings        income     stock awards   ESOP shares      equity
                            ------      ------   ----------    --------      -----------  ------------   -----------     -------
Balance, March 31,
    1998                   2,505,855   $ 25,059  15,997,241   10,694,400       398,219          --      (1,277,104)    $25,837,815

Net income                                                       836,801                                                   836,801

Exercise of stock
 options                      13,938        139      50,266                                                                 50,405

Management Recognition
 Plan (MRP) stock
 awards                                                                                     (496,661)                     (496,661)

Amortization of re-
 stricted stock awards                                                                        69,070                        69,070

Amortization of
 ESOP awards                                         51,936                                                106,142         158,078

Dividend declared
 on common stock
 at $.18 per share                                              (425,733)                                                 (425,733)

Change in other
 comprehensive
 income                                                                         (19,982)                                   (19,982)



                           ---------   --------  ----------   ----------        -------     --------    ----------     -----------
Balance, Dec. 31,
     1998                  2,519,793   $ 25,198  16,099,443   11,105,468        378,237     (427,591)   (1,170,962)    $26,009,793
                           =========   ========  ==========   ==========        =======     ========    ==========     ===========


See accompanying notes to consolidated financial statements.

                                            EQUALITY BANCORP, INC. AND SUBSIDIARY

                                            Consolidated Statements of Cash Flows
                                         Nine months ended December 31, 1998 and 1997
                                                         (Unaudited)
                                                                                             1998               1997
                                                                                             ----               ----
Cash flows from operating activities:
      Net income                                                                        $     836,801           888,623
      Adjustments to reconcile net income to net cash
            used in operating activities:
            Depreciation and amortization:
                  Office properties and equipment                                             166,847           183,872
                  Real estate investments                                                       7,508             8,446
                  Premiums and discounts, net                                                (208,341)          103,676
                  Mortgage servicing rights                                                   508,433           202,006
                  Restricted stock awards                                                      69,070               --
            Decrease (increase)in accrued interest receivable                                   6,176          (252,643)
            Gain on sale of investment in real estate                                        (146,655)              --
            Gain on sale of investment and mortgage-backed
                  securities available for sale                                               (37,052)          (47,951)
            Increase (decrease) in accrued interest payable on savings deposits                41,599            (3,383)
            Change in income tax payable                                                     (420,173)          496,095
            Equity in loss of joint ventures                                                   54,430            44,109
            Other, net                                                                     (4,186,845)         (431,821)
            Origination and purchase of loans held for sale                              (133,419,390)      (71,806,705)
            Proceeds from sales of loans held for sale                                    126,725,334        62,834,905
                                                                                        -------------       -----------
                  Net cash used in operating activities                                   (10,002,258)       (7,780,771)
                                                                                        -------------       -----------
Cash flow from investing activities:
      Net change in loans receivable                                                       12,252,494        (6,085,310)
      Decrease in interest-bearing deposits                                                   194,000         2,097,870
      Principal repayments on investment securities, AFS                                       33,968            97,074
      Principal repayments on mortgage-backed securities, AFS                              22,183,823         1,849,654
      Proceeds from the sale of investment securities, AFS                                 15,767,256        48,059,502
      Proceeds from the maturity of investment securities, AFS                             57,520,704        30,830,000
      Proceeds from the sale of mortgage-backed securities, AFS                            18,053,568         5,887,892
      Proceeds from the maturity of investment securities, HTM                              2,000,000         1,250,000
      Purchase of investment securities, AFS                                              (58,533,316)      (97,869,845)
      Purchase of mortgage-backed securities, AFS                                         (84,969,267)              --
      Decrease in joint venture borrowings                                                    649,048            10,082
      Purchase of stock in FHLB                                                            (1,321,600)         (700,000)
      Increase in cost of mortgage servicing rights                                          (964,682)         (367,440)
      Purchase of office properties and equipment, net                                       (853,217)       (2,499,773)
                                                                                        -------------       -----------
            Net cash used in investing activities                                         (17,987,221)      (17,440,294)
                                                                                        -------------       -----------
Cash flow from financing activities:
      Net increase (decrease) in savings deposits                                           7,412,636        (6,336,647)
      Proceeds from Federal Home Loan Bank advances                                        36,500,000        83,500,000
      Repayment of Federal Home Loan Bank advances                                        (10,208,910)      (65,500,000)
      Proceeds from other borrowed money                                                    2,321,306         2,751,196
      Cash dividends paid                                                                    (425,733)         (128,322)
      Proceeds from stock offering                                                                --         11,281,520
      Return of capital from mutual holding company                                               --             50,000
      Proceeds from exercise of stock options                                                  50,405              --
      Stock purchased for restricted stock awards                                            (496,661)             --
      Increase in advance payments by borrowers
            for taxes and insurance                                                             4,322           (11,253)
                                                                                        -------------       -----------
               Net cash provided by financing activities                                   35,157,365        25,606,494
                                                                                        -------------       -----------
                  Net increase in cash and cash equivalents                                 7,167,886           385,429
Cash and cash equivalents, beginning of period                                              1,070,538         1,037,199
                                                                                        -------------       -----------
Cash and cash equivalents, end of period                                                $   8,238,424         1,422,628
                                                                                        =============       ===========
Supplemental disclosure of cash flow information:
      Interest paid                                                                     $   9,147,067         7,113,321
      Income taxes paid, net                                                                  960,012           (75,958)

See accompanying notes to consolidated financial statements.

                                         EQUALITY BANCORP, INC. AND SUBSIDIARY

                                    Consolidated Statements of Comprehensive Income
                                      Nine months ended December 31, 1998 and 1997
                                                      (Unaudited)

                                                                                   1998              1997
                                                                                   ----             ----
Net Income                                                                      $ 836,801           888,623
Other comprehensive income:
      Net unrealized gain on investment and mortgage-backed
            securities available for sale, net of tax                               2,620           816,699
      Less adjustment for gain on sale of investment and
            mortgage-backed securities available for sale,
            net realized in net income, net of tax of $14,450
            and $18,701 for the nine months ended December 31,
            1998 and 1997, respectively                                           (22,602)          (29,250)
                                                                                ---------         ---------
Total other comprehensive income (loss)                                           (19,982)          787,449
                                                                                ---------         ---------
Comprehensive income                                                            $ 816,819         1,676,072
                                                                                =========         =========

See accompanying notes to consolidated financial statements.

                     EQUALITY BANCORP, INC. AND SUBSIDIARY


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1998
                                  (Unaudited)


(1)   Basis of Presentation
      ---------------------
      The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information for footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included in the results of operations for the three and nine months ended December 31, 1998 and 1997.

      Operating results for the nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.

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

(3)   Earnings Per Share
      ------------------
      Equality Bancorp, Inc. (the Company) adopted the provisions of Statement of Accounting Standards No. 128, Earnings Per Share (SFAS 128) on
                                             ------------------
            December 31, 1997. This statement replaced the previously reported earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effect of options and convertible securities. Diluted earnings per share considers the effects of options and convertible securities. All prior period earnings per share data have been restated to conform with the requirements of SFAS 128. Earnings per share information has also been adjusted to reflect the second-step conversion of Equality Savings and Loan Association, F.A. and the exchange of each share of its common stock for 2.9724 shares of the Company's common stock which occurred on December 1, 1997.

      Basic earnings per share for the nine month periods ended December 31, 1998 and 1997 was computed based upon net income for the period using weighted average common shares outstanding of 2,369,359 and 2,437,549, respectively. For the three month periods ended December 31, 1998 and 1997, basic earnings per share were computed

                     EQUALITY BANCORP, INC. AND SUBSIDIARY


            based upon net income for the period using weighted average common shares outstanding of 2,377,377 and 2,412,057, respectively.

      Diluted earnings per share for the nine month periods ended December 31, 1998 and 1997 was computed based upon net income for the period using weighted average common shares and dilutive potential common shares outstanding of 2,403,403 and 2,443,301, respectively. Stock options are the only dilutive potential common shares. For the three month periods ended December 31, 1998 and 1997, dilutive earnings per share average common shares outstanding of 2,407,667 shares and 2,417,906 shares, respectively.

                     EQUALITY BANCORP, INC. AND SUBSIDIARY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATION


The following discussion reviews the financial condition and results of operations of Equality Bancorp, Inc., and its subsidiary, Equality Savings Bank, with subsidiaries, as of December 31, 1998 and for the three and nine months then ended.


The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


CHANGES IN FINANCIAL CONDITION

The total assets of the Company increased $33.6 million, or 13.1%, to $289.1 million at December 31, 1998 from $255.6 million at March 31, 1998.
      This increase in asset size primarily relates to increased investment in mortgage-backed securities and cash reserves which were funded through Federal Home Loan Bank of Des Moines (FHLB) advances and the proceeds from maturities of investment securities.

Cash, primarily interest bearing demand accounts, increased $7.2 million, or 669.6%, to $8.2 million at December 31, 1998 from $1.1 million at March 31, 1998. This increase is primarily the result of increased FHLB advances, decreased investment securities, and accelerated mortgage loan prepayments offset by increased mortgage-backed securities.

Interest bearing deposits decreased $194,000, or 14.1%, to $1.2 million at December 31, 1998 from $1.4 million at March 31, 1998. The decrease is due to the maturity of two certificates of deposit at other financial institutions. The Company is consciously reducing its investment in this area as certificates of deposit mature.

Investment securities available for sale decreased $13.9 million, or 20.2%, to $55.0 million at December 31, 1998 from $68.9 million at March 31, 1998. The decrease is due primarily to $58.5 million of purchases of securities offset by $57.5 million of maturities and sales proceeds of $15.8 million.

Investment securities held to maturity decreased $2.0 million, or 76.9%, to $600,000 at December 31, 1998 from $2.6 million at March 31, 1998. The decrease is the result of the maturity of such securities.

Mortgage-backed securities available for sale increased $44.1 million, or 75.3%, to $102.6 million at December 31, 1998 from $58.5 million at March 31, 1998. This increase is the result of purchases of securities totaling $85.0 million, offset by normal principal repayments of $22.2 million and sales proceeds of $18.1 million.

Loans receivable, net, decreased $5.6 million, or 5.1%, from $108.4 million at March 31, 1998, to $102.9 million at December 31, 1998. Loans held for investment decreased $12.3

                    EQUALITY BANCORP, INC. AND SUBSIDARY

      million, or 13.0%, to $81.6 million at December 31, 1998 from $93.9 million at March 31, 1998. This decrease reflects accelerated principal repayments due to refinancing, the result of low mortgage interest rates. Loans held for sale increased $6.7 million, or 46.1%, to $21.2 million at December 31, 1998 from $14.5 million at March 31, 1998. This increase is the result of EMC mortgage loan originations totaling $133.4 million and mortgage loan purchases of $1.5 million, offset by mortgage loan sales of $126.7 million for the nine months ended December 31, 1998.

The following table sets forth composition of the Company's loan portfolio in dollars and in percentages of total loans at the dates indicated:

                                                                       DECEMBER 31, 1998              MARCH 31, 1998
                                                                       -----------------              --------------
                                                                    AMOUNT         PERCENT        AMOUNT          PERCENT
                                                                    ------         -------        ------          -------
                                                                                   (DOLLARS IN THOUSANDS)

      Loans secured by real estate:
         Residential:
             One to four family:
                 Conventional                                      $ 54,313          52.6%       $ 67,543          62.0%
                 FHA/VA                                               9,174           8.8          11,718          10.8
                 Loans held for sale                                 21,217          20.5          14,523          13.3
             Multifamily                                              1,292           1.2           1,382           1.3
         Commercial                                                   3,739           3.6           2,684           2.5
                                                                   --------         -----        --------         -----
      Total Real Estate Loans                                        89,735          86.7          97,850          89.9

      Commercial Business Loans                                      10,526          10.2           8,153           7.4
                                                                   --------         -----        --------         -----

      Consumer Loans:
                 Loans secured by savings deposits                      281            .3             391            .4
                 Property improvement loans                           1,610           1.6           1,728           1.6
                 Automobile loans                                       924            .9             617            .6
                 Other consumer loans                                   261            .3             157            .1
                                                                   --------         -----        --------         -----

      Total Consumer Loans                                            3,076           3.1           2,893           2.7
                                                                   --------         -----        --------         -----

      Total Loans                                                   103,337         100.0%        108,896         100.0%
                                                                                    =====                         =====

      LESS:
                 Loans in process                                        --                             3
                 Deferred loan fees                                      27                            37
                 Unearned discounts                                      28                             8
                 Allowance for loan losses                              366                           374
                 Valuation reserve on loans held
                   for sale                                              61                            59
                                                                   --------                      --------

      Total loans receivable, net                                  $102,855                      $108,415
                                                                   ========                      ========

                     EQUALITY BANCORP, INC. AND SUBSIDIARY

Office properties and equipment increased $686,000, or 12.3%, to $6.3 million at December 31, 1998 from $5.6 million at March 31, 1998. The increase resulted from additional improvements to the Bank's branch network during the nine months ended December 31, 1998 including the relocation of a limited use branch into a full service location and the opening of a new branch in Washington, Missouri.

Savings deposits increased $7.4 million, or 6.2%, to $126.7 million at December 31, 1998 from $119.3 million at March 31, 1998. The increase is due primarily to deposits taken at the Bank's newly opened branch location in Washington, Missouri of $2.6 million in addition to deposit inflow, the result of the Bank's advertising and marketing efforts during 1998. Interest credited during the nine months ended December 31, 1998 was approximately $3.2 million.

FHLB advances increased $26.3 million, or 25.3%, to $130.3 million at December 31, 1998 from $104.0 million at March 31, 1998. Proceeds from these advances were used to fund purchases of mortgage-backed securities.

Other borrowed money increased $2.3 million, or 138.3%, to $4.0 million at December 31, 1998 from $1.7 million at March 31, 1998. These short term borrowings relate to a warehouse line of credit established with an independent bank and maintained by EMC, the proceeds of which were invested solely in residential mortgage loans.

Total stockholders' equity increased $172,000, or 0.7%, to $26.0 million at December 31, 1998 from $25.8 million at March 31, 1998. The increase was primarily attributable to the Company's net income of $837,000 and a reduction in ESOP indebtedness of $106,000 for the nine months ended December 31, 1998 offset by the Company's funding of a portion of its Management Recognition Plan (MRP), net of amortization, totaling $428,000 during the period August, 1998 through December, 1998 and payment of three quarterly dividends totaling $426,000.

                                           EQUALITY BANCORP, INC. AND SUBSIDIARY


                                       UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET,
                                           INTEREST AND DIVIDENDS EARNED OR PAID,
                                           AND RELATED INTEREST YIELDS AND RATES

                                                                          THREE MONTHS ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                                 1998                                        1997
-------------------------------------------------------------------------------------------------------------------------------
                                                                INTEREST                                   INTEREST
                                                    AVERAGE       AND         YIELD/          AVERAGE        AND        YIELD/
                                                   BALANCE<F1>  DIVIDENDS    COST<F2>        BALANCE<F1>   DIVIDENDS   COST<F2>
-------------------------------------------------------------------------------------------------------------------------------
                                                                               (DOLLARS IN THOUSANDS)
Interest-earning assets:
      Loans Receivable<F3>                          $102,183     $ 1,923       7.53%          $108,568     $ 2,122      7.82%
      Investment securities                           47,705         681       5.71             91,648       1,398      6.10
      Mortgage-backed securities                     108,727       1,609       5.92              8,080         150      7.43
      Interest-bearing deposits                       11,575         107       3.70              8,897         130      5.84
      Investment in FHLB                               6,522         107       6.56              3,700          63      6.81
                                                    --------     -------                      --------     -------
      Total interest-earning
         assets                                      276,712       4,427       6.40            220,893       3,863      7.00
                                                                 -------                                   -------
      Other assets                                    15,332                                    10,279
                                                    --------                                  --------
Total assets                                         292,044                                   231,172
                                                    ========                                  ========

Interest bearing liabilities:
      Regular savings                                 19,966                                    36,689
      NOW accounts                                    17,502                                    13,590
      Money market accounts                            6,824                                     5,565
      Certificates of deposit                         82,794                                    79,595
                                                    --------                                  --------
Total savings deposits                               127,086       1,409       4.43            135,439       1,482      4.38
      FHLB advances                                  130,326       1,790       5.49             74,000         968      5.23
      Other interest-bearing
         liabilities                                   3,897          22       2.26              3,399          18      2.12
                                                    --------     -------                      --------     -------
Total interest bearing
         liabilities                                 261,309       3,221       4.93            212,838       2,468      4.64
                                                                 -------                                   -------
      Other liabilities                                4,596                                       452
                                                    --------                                  --------
Total liabilities                                    265,905                                   213,290
Stockholders' equity                                  26,139                                    17,882
                                                    --------                                  --------
Total liabilities and
      stockholders' equity                          $292,044                                  $231,172
                                                    ========                                  ========

Net interest income                                               $1,206                                    $1,395
                                                                 =======                                   =======
Interest rate spread                                                           1.47%                                    2.36%
                                                                               ====                                     ====
Net interest margin<F4>                                                        1.74%                                    2.53%
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

                     EQUALITY BANCORP, INC. AND SUBSIDIARY

             THREE MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997

NET INCOME
Net income decreased $75,000, or 20.5%, to $289,000 for the three months ended December 31, 1998 from $364,000 for the three months ended December 31, 1997. The decrease was primarily the result of increased noninterest expense of $729,000, or 47.7%, and decreased net interest income of $189,000, or 13.5%, offset by increased noninterest income of $786,000, or 106.9%, and decreased income taxes of $57,000, or 24.1%, for the three months ended December 31, 1998.

INTEREST INCOME
Interest income increased $564,000, or 14.6%, to $4.4 million for the three months ended December 31, 1998 from $3.9 million for the three months ended December 31, 1997. The increase is primarily due to increased average mortgage-backed securities of $100.6 million to $108.7 million for the three months ended December 31, 1998 from $8.1 million for the three months December 31, 1997 offset by decreased average investment securities of $43.9 million to $47.7 million for the three months ended December 31, 1998 from $91.6 million for the three months ended December 31, 1997 and decreased average loans receivable of $6.4 million to $102.2 million for the three months ended December 31, 1998 from $108.6 million for the three months ended December 31, 1997. The weighted average yield on total interest-earning assets decreased to 6.40% for the three months ended December 31, 1998 from 7.00% for the three months ended December 31, 1997 due to the investment of proceeds of mortgage loan repayments and investment securities maturities at current market rates.

INTEREST EXPENSE
Interest expense increased $753,000, or 30.5%, to $3.2 million for the three months ended December 31, 1998 from $2.5 million for the three months ended December 31, 1997. The increase is primarily due to increased average FHLB advances of $56.3 million to $130.3 million for the three months ended December 31, 1998 from $74.0 million for the three months ended December 31, 1997 offset by decreased average savings deposits of $8.4 million to $127.1 million for the three months ended December 31, 1998 from $135.4 million for the three months ended December 31, 1997. Weighted average cost of funds increased to 4.93% for the three months ended December 31, 1998 from 4.64% for the three months ended December 31, 1997.


PROVISION FOR LOSSES ON LOANS
The Company had no provision for losses on loans for the three month periods ended December 31, 1998 or December 31, 1997. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The Bank's allowance for loan losses totaled $366,000 at December 31, 1998 and $374,000 at March 31, 1998, respectively. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Bank maintains its allowance for losses at a level which it considered to be adequate, there can be no assurances that further additions will not be made to the allowance or that such losses will not exceed the estimated amounts.


NONINTEREST INCOME
Noninterest income increased $786,000, or 106.9%, to $1.5 million for the three months ended December 31, 1998 from $735,000 for the three months ended December 31, 1997. This

                     EQUALITY BANCORP, INC. AND SUBSIDIARY

      increase was due primarily to increased gain on sale of loans of $442,000, or 120.9%, to $807,000 for the three months ended December 31, 1998 from $365,000 for the three months ended December 31, 1997, increased loan servicing fees and late charges of $119,000, or 51.2%, to $352,000 for the three months ended December 31, 1998 from $233,000 for the three months ended December 31, 1997 and increased gain on sale of real estate of $147,000 to $147,000 for the three months ended December 31, 1998. During the period, ECC sold its 50% ownership interest in WC Joint Venture, a direct investment. There was no comparable item for the three months ended December 31, 1997. For the three months ended December 31, 1998, the Company, through EMC, sold $48.5 million of mortgage loans as compared to sales of $24.9 million for the three months ended December 31, 1997. The increased volume of sales resulted in increased gain on sale for the comparable periods. As a result of increased volume due to the declining interest rate environment which has significantly increased refinancings and the Company's efforts at retaining servicing on loans sold, the average loan servicing portfolio increased $18.3 million, or 5.5%, to $351.4 million for the three months ended December 31, 1998 from $333.0 million for the three months ended December 31, 1997.


NONINTEREST EXPENSE
Noninterest expense increased $729,000, or 47.7%, to $2.3 million for the three months ended December 31, 1998 from $1.5 million for the three months ended December 31, 1997. The increase was due primarily to increased salary and employee benefits of $356,000, or 42.8%, to $1.2 million for the three months ended December 31, 1998 from $831,000 for the three months ended December 31, 1997, increased advertising expense of $22,000, or 69.1%, to $54,000 for the three months ended December 31, 1998 from $32,000 for the three months ended December 31, 1997 and increased other expenses of $309,000, or 71.5%, to $740,000 for the three months ended December 31, 1998 from $431,000 for the three months ended December 31, 1997. Salary and employee benefits increased primarily due to increased commissions paid to loan officers of $95,000 on increased mortgage loan originations and an increase of five Bank personnel to staff both the new Washington, Missouri branch facility as well as additional employment needs and six EMC personnel, including two commissioned loan officers. In addition, ESOP and MRP compensation expenses increased $96,000 to $96,000 for the three months ended December 31, 1998 reflecting contributions by the Company with no comparable items in 1997. Advertising expense increased as a result of increased marketing promotions during the three months ended December 31, 1998 for the Bank. General operating expenses increased due to increased amortization of originated mortgage servicing rights (OMSR) of $165,000 to $249,000 for the three months ended December 31, 1998 from $84,000 for the three months ended December 31, 1997.

INCOME TAXES
Income tax expense decreased $57,000, or 24.1%, to $180,000 for the three months ended December 31, 1998 from $237,000 for the three months ended December 31, 1997. This decrease was primarily due to a decrease in income before income tax of $132,000, or 21.9%. The effective tax rate was approximately 38.3% and 39.4% for the three month periods ended December 31, 1998 and 1997, respectively.

                                            EQUALITY BANCORP, INC. AND SUBSIDIARY


                                        UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET,
                                            INTEREST AND DIVIDENDS EARNED OR PAID,
                                            AND RELATED INTEREST YIELDS AND RATES

                                                                          NINE MONTHS ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                                 1998                                        1997
-------------------------------------------------------------------------------------------------------------------------------
                                                                INTEREST                                   INTEREST
                                                    AVERAGE       AND         YIELD/          AVERAGE        AND        YIELD/
                                                   BALANCE<F1>  DIVIDENDS    COST<F2>        BALANCE<F1>   DIVIDENDS   COST<F2>
-------------------------------------------------------------------------------------------------------------------------------
                                                                               (DOLLARS IN THOUSANDS)
Interest-earning assets:
      Loans receivable<F3>                          $100,966      $5,887       7.77%          $106,287      $6,074      7.62%
      Investment securities                           59,094       2,745       6.19             77,172       3,685      6.37
      Mortgage-backed securities                      87,807       3,869       5.88             10,035         540      7.17
      Interest-bearing deposits                       11,658         319       3.65             10,855         317      3.90
      Investment in FHLB                               6,232         310       6.63              3,514         183      6.94
                                                    --------      ------                      --------      ------
      Total interest-earning
         assets                                      265,757      13,130       6.59            207,863      10,799      6.93
                                                                  ------                                    ------
      Other assets                                    12,884                                     8,893
                                                    --------                                  --------
Total assets                                         278,641                                   216,756
                                                    ========                                  ========
Interest bearing liabilities:
      Regular savings                                 20,163                                    29,716
      NOW accounts                                    15,602                                    13,288
      Money market accounts                            6,526                                     5,516
      Certificates of deposit                         79,575                                    81,088
                                                    --------                                  --------
Total savings deposits                               121,866       4,077       4.46            129,608       4,314      4.44
      FHLB advances                                  124,586       5,060       5.42             68,056       2,751      5.39
      Other interest-bearing
         liabilities                                   3,261          52       2.13              2,650          45      2.26
                                                    --------      ------                      --------      ------
Total interest bearing
         liabilities                                 249,713       9,189       4.91            200,314       7,110      4.73
                                                                  ------                                    ------
      Other liabilities                                2,775                                     1,643
                                                    --------                                  --------
Total liabilities                                    252,488                                   201,957
Stockholders, equity                                  26,153                                    14,799
                                                    --------                                  --------
Total liabilities and
      stockholders' equity                          $278,641                                  $216,756
                                                    ========                                  ========
Net interest income                                               $3,941                                    $3,689
                                                                  ======                                    ======
Interest rate spread                                                           1.68%                                    2.20%
                                                                               ====                                     ====
Net interest margin<F4>                                                        1.98%                                    2.37%
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

                     EQUALITY BANCORP, INC. AND SUBSIDIARY

              NINE MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997


NET INCOME
Net income decreased $52,000, or 5.8%, to $837,000 for the nine months ended
      December 31, 1998 from $889,000 for the nine months ended December 31, 1997. The decrease was primarily the result of increased noninterest expense of $1.8 million, or 42.6%, offset by increased net interest income of $252,000, or 6.8%, increased noninterest income of $1.5 million, or 69.5%, decreased provision for losses on loans of $24,000, or 100.0%, and decreased income taxes of $43,000, or 7.5%.

INTEREST INCOME
Interest income increased $2.3 million, or 21.6%, to $13.1 million for the nine months ended December 31, 1998 from $10.8 million for the nine months ended December 31, 1997. Interest on loans receivable decreased by $187,000, or 3.1%, to $5.9 million for the nine months ended December 31, 1998. This decrease was the result of a decrease in the average balance of loans outstanding of $5.3 million from $106.3 million for the nine months ended December 31, 1997 to $101.0 million for the nine months ended December 31, 1998, offset by an increase in the yield on loans from 7.62% for the nine months ended December 31, 1997 to 7.77% for the nine months ended December 31, 1998. The lower average balance of loans outstanding for the nine months ended December 31, 1998 reflects a decrease in mortgage loan portfolio lending and increased repayments due to declining interest rates offset by increased secured commercial lending. Interest on investment securities decreased $940,000, or 25.5%, from $3.7 million for the nine months ended December 31, 1997 to $2.7 million for the nine months ended December 31, 1998, due to a decrease in the average balance of investment securities of $18.1 million from $77.2 million for the nine months ended December 31, 1997 to $59.1 million for the nine months ended December 31, 1998. During the same period the yield on investment securities decreased from 6.37% for the nine months ended December 31, 1997 to 6.19% for the nine months ended December 31, 1998. Interest income on mortgage-backed securities increased $3.3 million, or 616.9%, from $540,000 for the nine months ended December 31, 1997 to $3.9 million for the nine months ended December 31, 1998 due to an increase in the average balances of $77.8 million from $10.0 million for the nine months ended December 31, 1997 to $87.8 million for the nine months ended December 31, 1998, offset by a decrease in the yield on mortgage-backed securities from 7.17% for the nine months ended December 31, 1997 to 5.88% for the nine months ended December 31, 1998.

INTEREST EXPENSE
Interest expense increased $2.1 million, or 29.2%, to $9.2 million for the nine months ended December 31, 1998 from $7.1 million for the nine months ended December 31, 1997. The increase resulted primarily from increased average FHLB advances. Average deposit balances decreased $7.7 million from $129.6 million for the nine months ended December 31, 1997 to $121.9 million for the nine months ended December 31, 1998. During the same nine month periods, the weighted average cost of deposits increased from 4.44% to 4.46% due to a higher concentration of money market demand accounts. The decrease in average savings deposits is primarily due to decreased average passbook balances.

Average advances from the FHLB increased $56.5 million from $68.1 million for the nine months ended December 31, 1997 to $124.6 million for the nine months ended December 31, 1998. The increase was primarily the result of borrowings used to fund increased investments in mortgage-backed securities. The weighted average cost of advances increased from

                     EQUALITY BANCORP, INC. AND SUBSIDIARY

      5.39% for the nine months ended December 31, 1997 to 5.42% for the nine months ended December 31, 1998.

PROVISION FOR LOSSES ON LOANS
Provision for losses on loans decreased $24,000 for the nine months ended
      December 31, 1998 from $24,000 for the nine months ended December 31, 1997. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The Bank's allowance for loan losses totaled $366,000 at December 31, 1998 and $374,000 at March 31, 1998, respectively. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Bank maintains its allowance for losses at a level which it considered to be adequate, there can be no assurances that further additions will not be made to the allowance or that such losses will not exceed the estimated amounts.

NONINTEREST INCOME
Noninterest income increased $1.5 million, or 69.5%, to $3.6 million for the nine months ended December 31, 1998 from $2.1 million for the nine months ended December 31, 1997. The increase is due primarily to gain on sale of mortgage loans which increased from $1.0 million for the nine months ended December 31, 1997 to $2.0 million for the nine months ended December 31, 1998, increased loan servicing fees and late charges which increased $233,000 from $706,000 for the nine months ended December 31, 1997 to $939,000 for the nine months ended December 31, 1998 and increased gain on sale of real estate of $147,000 due to ECC's sale of its 50% ownership interest in WC Joint Venture, a direct investment. There was no comparable item for the nine months ended December 31, 1997. The increase of $1.0 million, or 103.4%, on gain on sale of mortgage loans was due to a continued improvement in market interest rates during the nine months ended December 31, 1998. For the nine months ended December 31, 1998, the Bank, through EMC, sold $126.7 million of mortgage loans as compared to $62.8 million in the comparable period in 1997. The increased sales volume of $63.9 resulted in increased gain on sale of mortgage loans due to the condition of the secondary mortgage market. Loan servicing fees and late charges increased $233,000, or 33.0%, due primarily to an increase in the average servicing portfolio of EMC. Average loan servicing by EMC increased $18.1 million, or 5.5%, from $330.9 million for the nine months ended December 31, 1997 to $349.0 million for the nine months ended December 31, 1998.

NONINTEREST EXPENSE
Noninterest expense increased $1.8 million, or 42.6%, to $6.2 million for the nine months ended December 31, 1998 from $4.3 million for the nine months ended December 31, 1997 due primarily to increased salaries and employee benefits of $918,000, or 37.7%, from $2.4 million for the nine months ended December 31, 1997 to $3.4 million for the nine months ended December 31, 1998, increased advertising expenses of $168,000, or 205.6%, from $82,000 for the nine months ended December 31, 1997 to $249,000 for the nine months ended December 31, 1998 and increased other expenses of $671,000 or 57.6%, from $1.2 million for the nine months ended December 31, 1997 to $1.8 million for the nine months ended December 31, 1998. Increased salary and employee benefits are the direct result of increased commissions paid to mortgage loan origination personnel of $198,000, or 80.8%, from $245,000 for the nine months ended December 31, 1997 to $443,000 for the nine months ended December 31, 1998, general wage increases and an increase of five Bank personnel to staff both the new Washington branch facility as well as additional employment needs and six EMC personnel as a result of increased mortgage lending activity in 1998 in addition to ESOP and MRP compensation expenses which increased $246,000 for the nine months ended December 31, 1998 reflecting

                     EQUALITY BANCORP, INC. AND SUBSIDIARY

      contributions by the Company with no comparable items in 1997. Data processing expense increased $60,000 as a result of expenses related to an increase in the number of office properties and Year 2000 compliance expenses. Advertising expenses increased as a result of marketing promotions during the nine months ended December 31, 1998 for the Bank's relocated bank office, newly opened Washington, Missouri facility and overall promotion of the Bank. Other expenses increased due primarily to an increase in the amortization of originated mortgage servicing rights (OMSR) which increased $306,000, or 151.7%, from $202,000 for the nine months ended December 31, 1997 to $508,000 for the nine months ended December 31, 1998 caused by refinancing or repayment of mortgage loans which had OMSR, removing certain fixed assets from service totaling $24,000, expenses totaling $130,000 in connection with professional services and taxes for the Company with no comparable items in 1997, and increases in supplies and services associated with increased mortgage loan activity and an increased number of Bank branch facilities.

INCOME TAXES
Income tax expense decreased $43,000, or 7.5%, to $529,000 for the nine months ended December 31, 1998 from $572,000 for the nine months ended
      December 31, 1997. The decrease was the result of the decrease in income before income tax expense of $95,000. The effective tax rate was approximately 38.7% and 39.2% for the nine month periods ended December 31, 1998 and 1997, respectively.

NONPERFORMING ASSETS

At December 31, 1998, nonperforming assets were approximately $1.0 million, which represents an increase of $148,000, or 17.2%, as compared to March 31, 1998. A summary of nonperforming assets by category is summarized as follows:

                                                    December 31,    March 31,
                                                       1998           1998
                                                    ------------    ---------
                                                           (in thousands)
      Nonaccruing loans:
            One to four family <F1>                    $  935          853
            Commercial real estate                         51           --
            Consumer and other                             23            8
                                                       ------          ---
                  Total nonaccruing loans               1,009          861
      Repossessed assets                                   --           --
                                                       ------          ---
                  Total nonperforming assets           $1,009          861
                                                       ======          ===
      Nonaccruing loans as a percent of net loans         .98%         .79%
                                                       ======          ===
      Nonaccruing loans as a percent of
            total assets                                  .35%         .34%
                                                       ======          ===
      Nonperforming assets as a percent of
            total assets                                  .35%         .34%
                                                       ======          ===

<F1>  Includes $822,000 and $833,000 of FHA/VA loans, the principal and interest payments of which are either issued by FHA or guaranteed by the VA at December 31, 1998 and March 31, 1998, respectively.

Loans are placed on nonaccrual status when either principal or interest is more than 90 days past due or at such time when contractual amounts due are deemed uncollectible, whichever is sooner. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments are either

                     EQUALITY BANCORP, INC. AND SUBSIDIARY

      applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

LIQUIDITY AND CAPITAL RESOURCES

The Office of Thrift Supervision (OTS) requires minimum levels of liquid assets. OTS regulations presently require the Bank to maintain an average daily balance of liquid assets equal to a monthly average of not less than 4.0% of net withdrawable accounts plus short-term borrowings. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank's regulatory liquidity at December 31, 1998 was 27.1%.

The Bank's primary sources of funds consist of deposits bearing market rates of interest and loan repayments. Other potential sources of funds available to the Bank include borrowings from FHLB. At December 31, 1998, the Bank had such outstanding FHLB borrowings of $130.3 million. The Bank uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet and exceed the Bank's liquidity needs, including meeting its commitments to buy or fund loans. At December 31, 1998, the Bank had approximately $8.1 million in outstanding commitments to originate loans, approximately $64,000 million of which were adjustable rate loans. The interest rate on fixed rate commitments ranged from 6.50% to 7.125% at December 31, 1998. The majority of the loans will be sold into the secondary market upon origination.


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

                     EQUALITY BANCORP, INC. AND SUBSIDIARY

A reconciliation of stockholders' equity, as reported in the consolidated financial statements of the Bank, to the three capital standards, as required under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), is as follows:

                                                                       Regulatory Capital
                                                         ----------------------------------------------
                                                         Tangible            Core            Risk-based
                                                          capital           capital           capital
                                                         ----------------------------------------------
                                                                     (Dollars in Thousands)
      Stockholders' equity -                            $  25,249            25,249            25,249
      Accumulated other comprehensive
            income                                           (378)             (378)             (378)
                                                        ---------            ------            ------
      Adjusted stockholders' equity                        24,871            24,871            24,871
      Investments in and advances to
            nonincludable subsidiaries                       (229)             (229)             (229)
      Additional capital item - general
            loan loss reserves                                 --                --               366
                                                        ---------            ------            ------
      Regulatory capital, as computed                      24,642            24,642            25,008
      Minimum capital requirement                           4,316             8,633             7,401
                                                        ---------            ------            ------
      Regulatory capital in excess of
        minimum capital requirement                     $  20,326            16,009            17,607
                                                        =========            ======            ======
      Regulatory capital ratio                               8.56%             8.56%            27.03%
                                                        =========            ======            ======


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

                     EQUALITY BANCORP, INC. AND SUBSIDIARY

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION
In December, 1997, the Financial Accounting Standards Board (FASB) issued
      Statement of Financial Accounting Standards No. 131, Disclosures about
                                                           -----------------
      Segments of an Enterprise and Related Information (SFAS 131).  SFAS 131
      -------------------------------------------------
      establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 is a disclosure requirement. The adoption of SFAS 131 will not have an impact on the Company's financial position or results of operation.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In December, 1998, the FASB issued SFAS No. 133, Accounting for Derivative
                                                 -------------------------
      Instruments and Hedging Activities, (SFAS 133).  SFAS 133 establishes
      ----------------------------------
      standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal years beginning after December 15, 1999. Earlier application of SFAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS 133.

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

YEAR 2000 COMPLIANCE
The Company's Year 2000 committee constantly monitors the readiness of the Year 2000 project using guidance from its regulatory agencies. The Company's action plan contains five phases: awareness, assessment, renovation, validation and implementation.

The awareness phase and the assessment phase of the action plan have been completed and as a result, remedial actions necessary for Year 2000 compliance have been initiated where necessary.

The core applications of the Company are performed by service bureau providers. However, given the risks associated with noncompliance the Company will not rely on assurances from these providers. As a result, the renovation phase of the action plan is considered 80 percent complete, awaiting additional testing and the validation phase, which is primarily testing, is expected to be completed before April, 1999. The implementation phase will be initiated once testing results are received and analyzed

                     EQUALITY BANCORP, INC. AND SUBSIDIARY

      by the committee. Contingency plans have been developed by the committee and can be implemented in the unlikely event that the core application providers are not compliant with Year 2000 issues.

The Company is primarily a retail banking and mortgage banking provider specializing in single family residential mortgages and family related retail deposit relationships. Year 2000 risk associated with this type of business are considered to have a minimal impact on the Company.

The Board of Directors has initially budgeted $148,000 for year 2000 issues in addition to in-house compensation expenditures of committee members. To date, $31,000 has been expended. The Year 2000 committee reports to the Board of Directors on a monthly basis and management does not expect the cost of Year 2000 compliance to be material to the business, financial condition or results of operation of the Company.

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



                            EQUALITY BANCORP, INC.
                                  Registrant




Date:    February 12, 1999              /s/RICHARD C. FELLHAUER
     -----------------------------      -----------------------------------
                                        Richard C. Fellhauer, President,
                                        Chief Executive Officer and
                                        Chairman of the Board




Date:    February 12, 1999              /s/MICHAEL A. DEELO
     -----------------------------      -----------------------------------
                                        Michael A. Deelo,
                                        Chief Financial Officer