Form 10KSB40/A
period 1998-03-31
EQUALITY BANCORP INC
filed 1999-05-05
CIK 1040476

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
========================================================================================================================

                                                                                                             (Continued)

=========================================================================================================================
                                                                                 Year ended March 31,
                                                           --------------------------------------------------------------
                                                             1998         1997          1996         1995         1994
-------------------------------------------------------------------------------------------------------------------------
Other data:
   Return on average assets (net income
      divided by average assets)                             0.55%        0.25%         0.35%        0.20%      0.59<F1>%
   Return on average equity (net income
      divided by average equity)                             7.07         3.98          5.18         2.79       8.92<F1>
   Average equity to average assets                          7.80         6.30          6.68         7.24       6.62
   Equity to assets (end of year)                           10.11         6.29          6.53         7.25       8.19
   Dividend payout ratio                                    21.74        46.16         34.16        68.11       6.43
   Interest rate spread (difference between
      average yield on interest-earning assets
      and average cost of interest-bearing
      liabilities)                                           2.08         2.12          1.90         2.21       2.23
   Net interest margin (net interest
      income as a percentage of
      average interest-earning assets)                       2.30         2.31          2.09         2.39       2.38
   Noninterest expense to total assets                       2.38         3.09          2.73         3.25       4.13
   Noninterest expense to average assets                     2.71         3.08          2.83         3.34       3.93
   Average interest-earning assets to
      average interest-bearing liabilities                 104.79       104.19        104.13       104.37     103.48
   Allowance for loan losses to total
      loans at end of period                                 0.34         0.29          0.24         0.26       0.39
   Net charge-offs to average outstanding
      loans during the period                                0.02             <F*>      0.02         0.04           <F*>
   Nonperforming assets to total assets                      0.34         0.35          0.39         0.44       0.29
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

      EMC derives income primarily from the origination and subsequent sale of mortgage loans and from the servicing of mortgage loans. EMC recognizes the origination fee and other fees charged on mortgage

                                                            (Continued)

EQUALITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

      loans as income when the loan is sold to investors. Mortgages are sold at such times as management deems advisable. EMC's activities are performed primarily in the St. Louis metropolitan area.

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

            21 List of subsidiaries of the Registant (Incorporated by reference to the Registrant's Registrations Statement on Form S-1, as amended (File No. 333-30469), as originally filed with the SEC on June 30, 1997)

            23(i)       Consent of KPMG LLP

            23(ii)      Consent of Rubin, Brown, Gornstein & Co. LLP

            27(i)       Financial Data Schedule - March 31, 1998

            27(ii)      Financial Data Schedule - March 31, 1997

            27(iii)     Financial Data Schedule - March 31, 1996

            99          Independent Auditors' Report of Rubin, Brown, Gornstein
                        & Co. LLP

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