Form 10KSB40
period 1999-03-31
EQUALITY BANCORP INC
filed 1999-06-28
CIK 1040476

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB


[x]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the fiscal year ended March 31, 1999
                                      or
[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the transition period from                    to
                                     -------------------  --------------------
                       Commission file number 333-30469

                            EQUALITY BANCORP, INC.
                (Name of small business issuer in its charter)

              DELAWARE                              43-1785126
  (State or other jurisdiction of     (I.R.S.  Employer Identification No.)
   incorporation or organization)

9920 WATSON ROAD, ST.  LOUIS, MISSOURI                63126
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number:          (314) 965-7090

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

      State issuer's revenues for its most recent fiscal year:  $21,795,653.

      State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price as of June 22, 1999: $18,802,025.

      State the number of shares outstanding of each of the issuer's classes of common equity: As of May 31, 1999, there were issued and outstanding 2,520,426 shares of the issuer's common stock.

      Transitional Small Business Disclosure Format (Check One):
Yes        No   X
    -----     -----

                                       EQUALITY BANCORP, INC.

                                   1999 FORM 10-KSB ANNUAL REPORT

                                          TABLE OF CONTENTS

                                                                             Page
                                 PART I

Item 1.     Description of Business                                            1
Item 2.     Description of Properties                                          31
Item 3.     Legal Proceedings                                                  32
Item 4.     Submission of Matters to a Vote of Security Holders                32

                                    PART II

Item 5.     Market for Common Equity and Related Stockholder Matters           32
Item 6.     Management's Discussion and Analysis                               33
Item 7.     Financial Statements                                               42
Item 8.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                             78

                                   PART III

Item 9.     Directors, Executive Officers, Promoters and
            Control Persons, Compliance With Section 1b(a)
            of the Exchange Act                                                78
Item 10.    Executive Compensation                                             79
Item 11.    Security Ownership of Certain Beneficial
            Owners and Management                                              81
Item 12.    Certain Relationships and Related Transactions                     82
Item 13.    Exhibits and Reports on Form 8-K                                   82

SIGNATURES                                                                     84

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

         Equality Bancorp, Inc. ("Equality") is a Delaware corporation which was formed on May 14, 1997. Equality is the holding company for Equality Savings Bank ("ESB"). Equality holds, as its only material asset, all of the capital stock of ESB, its sole subsidiary. Equality is engaged in the business of managing its investments and directing, planning and coordinating the business activities of ESB. At March 31, 1999, Equality had total assets of $288.4 million, deposit accounts of $129.0 million and total stockholders' Equity of $25.6 million.

         ESB is a federally chartered stock-based savings association regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). ESB was originally chartered in 1884. ESB conducts its business through four full-service branch offices and five limited-service loan-production offices. ESB's main office is located at 4131 South Grand Boulevard, St. Louis, Missouri 63118-3464, and its telephone number is (314) 352-3333.

         On October 22, 1993, Equality Savings and Loan Association (the "Association" and the predecessor of ESB) (i) reorganized into a mutual holding company and changed its name to First Missouri Financial, M.H.C. (The "Mutual Holding Company") and (ii) transferred substantially all of its assets and all of its liabilities to the Association, which sold a minority interest in its common stock to depositors of the Association and various stock compensation plans (the "Mutual Holding Company Reorganization"). A total of 380,000 shares of newly issued common stock were sold at $10.00 per share. An additional 11,400 authorized but unissued shares were later sold to the Association's 1993 Management Recognition Plan ("MRP") at $10.00 per share. The Association received net proceeds of approximately $3.2 million from the sale of its common stock. On June 13, 1995, the Association converted from a Missouri-chartered-stock-savings-and-loan association to a federally-chartered-stock-savings-and-loan association.

         On December 1, 1997, Equality completed the sale of 1,322,500 shares of common stock at a price of $10.00 per share in a subscription offering.
In conjunction with the subscription offering an additional 1,163,402 shares of common stock were issued by Equality to convert 391,400 shares of the Association's common stock held by minority shareholders into common stock of the Company.

         Equality's business strategy includes (i) maintaining a strong capital level, (ii) maintaining a high level of asset quality, (iii) limiting ESB's exposure to fluctuations in interest rates, (iv) emphasizing local originations of one-to- four-family fixed-rate mortgage loans and adjustable rate mortgage loans ("ARMS") and (v) continuing to emphasize high quality customer service with a competitive service fee structure.

         ESB's business is similar in many respects to other savings associations in that it gathers deposits from its local community and uses these funds, along with FHLB advances, to invest primarily in residential one- to four-family mortgage loans, U.S. government and agency securities, mortgage-backed securities and corporate obligations and, to a lesser extent, multifamily and commercial real estate, consumer and commercial business loans. Notwithstanding these traditional thrift attributes, ESB's operations are distinct in one respect in that it conducts its residential mortgage lending business primarily through a wholly-owned mortgage-banking subsidiary -- Equality Mortgage Corporation ("EMC").

         Operating through ESB's nine full and limited service offices, EMC acts as a conduit for the origination, purchase and sale of residential mortgage loans for the benefit of ESB. It funds its mortgage-banking activities through lines of credit from ESB and an unrelated commercial bank. EMC provides several benefits to ESB, including, among other things, originating a variety of mortgage loan products for ESB's portfolio and generating noninterest income for ESB through its activities in the secondary mortgage market. ESB's President and Chief Executive Officer, Richard C. Fellhauer, also is Chairman of EMC. Leonard O. Wolter, Senior Vice President of ESB, is EMC's President. Mr. Wolter, in consultation with Mr. Fellhauer and Michael A. Deelo, ESB's Chief Financial Officer, manages the day to day operations of EMC. These individuals have over 50 years combined experience in the mortgage-banking business. The following description includes detailed information regarding the business of ESB and EMC.

LENDING AND MORTGAGE-BANKING ACTIVITIES

         ESB concentrates its business in residential mortgage finance, which involves the origination, purchase and sale of residential real estate loans secured by one- to four-family, owner-occupied residential properties. In the past, and to a much lesser degree, ESB has originated conventional loans secured by multifamily residential dwellings and commercial real estate projects. ESB also originates short-term consumer loans, primarily loans secured by savings deposits, home equity and second mortgage loans, direct automobile loans and student loans, and, since early 1997, commercial business loans.

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

         Today, EMC, using its 50 employees (including 12 commissioned loan originators), underwrites residential mortgage loans, which are secured by properties located primarily in the St. Louis metropolitan area. In addition, through ESB's Affordable Housing Program, EMC provides mortgage financing to low- and moderate-income families, which provides ESB with an effective way to attract customers in its local market area. During fiscal 1999, EMC originated mortgage loans totaling $170.1 million, all of which were one- to four-family loans.

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

         EMC's loan-origination and sale activities create interest rate risk for ESB in that if interest rates decline after the loan commitment date below the interest rate on the loan, and ESB has not hedged its interest rate risk using a forward commitment, ESB may incur a loss when the loan is sold. ESB manages this risk by using a computerized tracking system that allows EMC's management to closely monitor the interest rates for all loans being processed by EMC, reviewing the future prospects for movements in interest rates and entering into forward commitment contracts with FNMA, GNMA and FHLMC for the sale of fixed-rate loans that limit the potential loss on loan sales, but which also limit the potential gain. EMC's success in managing the interest-rate risk associated with the origination-and-sale and purchase-and-resale of fixed-rate mortgage loans depends primarily on the abilities of its managers.

         LOAN PURCHASES AND RESALES. In addition to originating residential mortgage loans for sale in the secondary market, EMC also purchases loans from other financial institutions for packaging (or securitization) and resale in the secondary mortgage market as either whole loans or as loan pools to FNMA, GNMA, FHLMC or other investors. Other financial institutions may sell loans to EMC because they lack the capability or expertise to package and sell their own loans in the secondary market. EMC performs strict underwriting on each loan purchased based on guidelines of the federal secondary mortgage market agencies and private investors and standards otherwise applicable to loans originated by ESB. Immediately following the purchase of a loan or loan package, EMC simultaneously sells the mortgage or group of mortgages for future delivery. Accordingly, ESB does not assume so-called pipeline risk because the loans are not held in inventory.
Pipeline risk is the hazard that market interest rates will increase before the loan is sold, thereby reducing the price at which the loan may be sold. During fiscal 1999, EMC purchased mortgage loans totaling $7.4 million.

         EMC'S CONTRIBUTIONS TO THE BUSINESS OF EQUALITY. EMC contributes significantly to Equality's operations by providing an additional income stream and by providing a conduit to offer lending services to the local community. EMC's mortgage-banking activities produce primarily two types of income -- gain on sale of mortgage loans and loan servicing fees and late charges. Each of these two types of income accounted for 49.6% and 15.7%, respectively, of EMC's total noninterest income for the fiscal year ended March 31, 1999. EMC contributed approximately 20.2% to Equality's total interest income and other income for the year ended March 31, 1999.

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

         At March 31, 1999, EMC serviced $369.2 million in residential mortgage loans (of which $71.5 million was for ESB) and has the capacity to expand its servicing portfolio significantly through additional loan originations. Loan servicing fees and late charges totaled $611,000, $547,000 and $562,000 for fiscal years 1999, 1998 and 1997, respectively. The proportionate contribution made by gains on loan sales, loan origination fees and loan servicing fees to Equality's net income varies each year depending on interest rates, which, in turn, affects EMC's business focus from year to year.

         EMC's residential mortgage loan origination volume has increased steadily since 1994. As a result, EMC has focused its efforts toward increasing its loan servicing portfolio and increasing the associated income stream through increased servicing retention. EMC's focus on servicing retention and fluctuating interest rates have contributed to instability in recent years in EMC's gains on loan sales. EMC has not, nor does it anticipate, selling a bulk portion of its loan servicing portfolio to augment earnings.

         COMPOSITION OF THE LOAN PORTFOLIO. The following table sets forth the composition of Equality's loan portfolio by type of loan as of the dates indicated:

====================================================================================================================
                                                                           At March 31,
                                          --------------------------------------------------------------------------
                                                    1999                      1998                     1997
                                          --------------------         -----------------        --------------------
                                          Amount       Percent         Amount    Percent        Amount      Percent
--------------------------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
    Loans secured by real estate:
       Residential:
          One- to four-family:
              Conventional <F1>          $54,525          60.1%     $ 67,543       62.0%       $69,810        72.5%
              FHA/VA                      10,629          11.7        11,718       10.8         14,233        14.8
              Loans held for sale          7,021           7.8        14,523       13.3          4,398         4.6
          Multifamily                      1,430           1.6         1,382        1.3          1,637         1.7
       Commercial                          4,382           4.8         2,684        2.5          2,662         2.8
--------------------------------------------------------------------------------------------------------------------
              Total loans secured by
                  real estate             77,987          86.0        97,850       89.9         92,740        96.4
--------------------------------------------------------------------------------------------------------------------
    Consumer loans:
       Loans secured by savings deposits     254           0.3           391         .4            366          .4
       Property improvement                1,482           1.6         1,728        1.6          1,596         1.7
       Automobiles                         1,042           1.1           617         .6            122          .1
       Other consumer loans                  268           0.4           157         .1            162          .1
--------------------------------------------------------------------------------------------------------------------
    Total consumer loans                   3,046           3.4         2,893        2.7          2,246         2.3
--------------------------------------------------------------------------------------------------------------------
    Commercial business loans              9,642          10.6         8,153        7.4          1,280         1.3
--------------------------------------------------------------------------------------------------------------------
    Total loans                           90,675         100.0%      108,896      100.0%        96,266       100.0%
    Less:
       Loans in process                       --                           3                        --
       Deferred loan fees, net                25                          37                        46
       Unearned discounts                      5                           8                         4
       Allowance for loan losses             366                         374                       283
       Valuation reserve on loans
          held for sale                       48                          59                         5
--------------------------------------------------------------------------------------------------------------------
    Total loans receivable, net          $90,231                    $108,415                   $95,928
====================================================================================================================

====================================================================================================
                                                                 At March 31,
                                          ----------------------------------------------------------
                                                  1996                                1995
                                          --------------------                ---------------------
                                          Amount       Percent                Amount        Percent
----------------------------------------------------------------------------------------------------
                                                         (Dollars in thousands)
    Loans secured by real estate:
       Residential:
          One- to four-family:
              Conventional <F1>          $64,873           66.6%            $61,455           73.5%
              FHA/VA                      13,656           14.0              13,616           16.3
              Loans held for sale         13,507           13.9               2,971            3.5
          Multifamily                        783             .8                 828            1.0
       Commercial                          2,622            2.7               2,975            3.5
----------------------------------------------------------------------------------------------------
              Total loans secured by
                  real estate             95,441           98.0              81,845           97.8
----------------------------------------------------------------------------------------------------
    Consumer loans:
       Loans secured by savings deposits     453             .5                 448             .5
       Property improvement                1,300            1.3               1,053            1.3
       Automobiles                            97             .1                 126             .2
       Other consumer loans                   96             .1                 175             .2
----------------------------------------------------------------------------------------------------
    Total consumer loans                   1,946            2.0               1,802            2.2
----------------------------------------------------------------------------------------------------
    Commercial business loans                 --             --                  --             --
----------------------------------------------------------------------------------------------------
    Total loans                           97,387          100.0%             83,647          100.0%
    Less:
       Loans in process                       --                                 --
       Deferred loan fees, net                59                                 71
       Unearned discount                      12                                 24
       Allowance for loan losses             233                                217
       Valuation reserve on loans
          held for sale                       85                                100
----------------------------------------------------------------------------------------------------
    Total loans receivable, net         $ 96,998                           $ 83,235
====================================================================================================


<F1>  Includes construction loans converted to permanent loans.

         Residential One- to Four-Family Loans. The primary lending activity of ESB has been the making of mortgage loans to enable borrowers to purchase existing homes or to construct new single-family homes. The mortgage loans are primarily originated by EMC and are sold to ESB at par. Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. At March 31, 1999, approximately $72.2 million, or 79.6% of the total loan portfolio, consisted of loans secured by one- to four-family residential real estate. In recent years, ESB's one- to four-family mortgage lending has been concentrated in St. Louis City and St. Louis County.

         EMC presently originates both fixed-rate mortgage loans and ARMs secured by one- to four-family properties with loan terms of 10 to 30 years. The ARMs have interest rates that adjust at regular intervals ranging between one- to five-years generally based upon changes in the One-, Three- and Five-Year Treasury Index. At March 31, 1999, ESB's ARM portfolio totaled approximately $38.5 million. The majority of these loans provide that the amount of any increase or decrease in the interest rate is limited to one or two percentage points (upward or downward) per adjustment period and are generally limited to an increase or decrease of five to eight percentage points over the life of the loan. Borrower demand for ARMs versus fixed-rate mortgage loans is a function of the level of interest rates, the expectation of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the first year "teaser rates" and loan fees for ARMs. The relative amount of fixed-rate mortgage loans and ARMs that can be originated at any time is largely determined by the demand for each in a competitive mortgage finance environment. During 1999, total one- to four-family mortgage loan originations were $172.3 million of which $9.6 million, or 5.6%, were subject to periodic interest rate adjustments and $162.7 million, or 94.4%, were long-term, fixed-rate mortgage loans.

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

         The retention of ARMs helps reduce ESB's exposure to interest rate risk. In an environment of rapidly increasing interest rates, however, it is possible for the interest rate increases to exceed the maximum allowable adjustment on ARMs, which would negatively affect ESB's interest rate spread. In addition, because the interest earned on ARMs, which are refinanced on a one- to three-year cycle, varies with prevailing interest rates, such loans do not offer ESB as predictable a cash flow as do longer-term, fixed-rate loans.

         EMC originates long-term, fixed-rate loans under guidelines established by FNMA and FHLMC, which facilitates the sale of such loans to FNMA or FHLMC in the secondary market. Long-term, fixed-rate mortgage loans are originated with terms of between 10 and 30 years, amortized on a monthly basis with principal and interest due each month. At March 31, 1999, ESB had approximately $32.9 million of long-term, fixed-rate mortgage loans in its portfolio. A determination is made at the time of origination whether the loan is held for sale. Currently, EMC is originating fixed-rate loans primarily for sale in the secondary market. At March 31, 1999, Equality had approximately $7.0 million of loans held for sale of which all were fixed-rate loans.

         ESB's lending policies generally limit the maximum loan-to-value ratio on fixed-rate and adjustable-rate residential mortgage loans to 80% of the lesser of the appraised value or purchase price of the underlying residential property unless private mortgage insurance to cover the excess over 80% is obtained, in which case the mortgage is limited to 95% of the lesser of appraised value or purchase price. The loan-to-value ratio, maturity and other provisions of the loans made by ESB are generally reflected in the policy of making less than the maximum loan permissible under federal regulations, in accordance with established lending practices, market conditions and underwriting standards maintained by ESB. ESB requires title, fire and extended insurance coverage on all mortgage loans originated. All of ESB's real estate loans contain due-on-sale clauses and ESB obtains appraisals on all its real estate loans from outside appraisers.

         ESB also originates construction loans on residential properties against commitments for permanent financing at the completion of construction. Construction loans are generally for a term of six to 11 months, and bear an interest rate tied to ESB's cost of funds which varies on the term and amount of the loan. At March 31, 1999, ESB had no construction loans outstanding.

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

         MULTIFAMILY AND COMMERCIAL REAL ESTATE LOANS. In addition to originating one- to four-family residential real estate loans, ESB originates loans secured by multifamily dwelling units (more than four units). At March 31, 1999, ESB had $1.4 million, or 1.6% of the total loan portfolio, secured by multifamily dwelling units, located primarily in ESB's primary market area. At March 31, 1999, ESB's largest multifamily residential loan was a $913,000 loan secured by a 26-unit apartment complex. Multifamily real estate loans are generally originated at 75% of the appraised value of the property or selling price, whichever is less, and are generally originated for 10- to 30-year terms with the principal amortized over 30 years. Loans secured by multifamily residential real estate are generally larger and involve a greater degree of risk than one-to four-family residential mortgage loans, similar to the risks associated with commercial real estate lending. At March 31, 1999, ESB had no multifamily loans accounted for on a nonaccrual basis.

         ESB's permanent commercial real estate loans are secured by improved properties such as office buildings, restaurants and various retail operations located in ESB's primary market area. At March 31, 1999, commercial real estate loans totaled approximately $4.4 million, or 4.8% of ESB's total loan portfolio. ESB originates permanent loans on commercial real estate at up to 80% of the appraised value.

         Currently, it is ESB's policy to originate commercial real estate loans only to selected borrowers known to ESB and on properties in its primary market area. These loans generally have repayment schedules based upon a 10- to 25-year constant payment amortization, but may have a 10-year final maturity (balloon payment) and are currently originated with an interest rate that floats over the prime rate. At March 31, 1999, ESB had one commercial real estate loan with an outstanding principal balance of approximately $51,000 which was 90 days or more past due at March 31, 1999.

         The largest commercial real estate loan in the portfolio at March 31, 1999 totaled $1.4 million, which was secured by a real estate mortgage on a shopping center located in the St. Louis metropolitan area. This loan is a seasoned loan having been originated in 1994. ESB's legal lending limit is approximately $3.8 million. Of primary concern in commercial real estate lending is the borrower's creditworthiness, and the feasibility and cash flow potential of the project. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on the successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.
Although many thrift institutions have had material adverse loss experience in commercial real estate lending, ESB has sustained few losses, and those losses were not significant relative to the size of the entire commercial real estate loan portfolio or the mortgage loan portfolio at the time. ESB does not presently intend to emphasize or expand this type of lending in the future.

         CONSUMER LOANS. ESB originates a wide variety of consumer loans, which are made primarily on a secured basis to existing customers. Such loans include loans secured by savings deposits, home equity and second mortgage loans, direct automobile loans and student loans. These loans are made at both fixed- and variable-rates of interest, which adjust annually, and vary in terms depending on the type of loan. In addition, ESB offers unsecured consumer loans. Consumer loans totaled approximately $3.0 million at March 31, 1999, or 3.4% of ESB's total loan portfolio.

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

         ESB's consumer loan portfolio had five automobile loans with a total outstanding principal balance of approximately $15,000, which were 90 days or more delinquent at March 31, 1999. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by assets that depreciate rapidly, such as automobiles. In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. Such loans may also give rise to claims and defenses by the borrower against ESB as the holder of the loan, and a borrower may be able to assert claims and defenses that it has against the seller of the underlying collateral.

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

         At March 31, 1999, approximately $9.6 million, or 10.6% of ESB's loan portfolio, consisted of commercial business loans, which are primarily secured by automobile floor planning collateral. At March 31, 1999, the largest commercial loan in the portfolio, which was secured by floor planned vehicles, had a principal balance of approximately $1.3 million. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment based on the borrower's salary and other income and which are secured by real property, the value of which tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent, in part, upon the general economic environment). ESB's commercial business loans are usually secured by business assets, which may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

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

         LOAN MATURITY AND REPRICING. The following table sets forth certain information at March 31, 1999 regarding the dollar amount of loans maturing in ESB's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

===================================================================================================================================
                                                                 Due after 3   Due after 5    Due after 10
                                   Due during the year ended      through 5     through 10    through 15     Due after 15
                                            March 31             years after   years after    years after     years after
                                   --------------------------     March 31,     March 31,      March 31,       March 31,
                                   2000       2001      2002       1999          1999           1999            1999          Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                         (Dollars in thousands)
Loans secured by real estate:
      Residential <F1><F2>      $ 7,198    $  905     $1,254      $3,291       $ 9,515          $7,661         $43,781      $73,604
      Commercial                     --        --         --       1,498         1,818             783             283        4,382
Loans secured by savings
      deposits                      239        15         --          --            --              --              --          254
Property improvement                 18        78        167         429           733              57              --        1,482
Automobiles                          64       331        311         336            --              --              --        1,042
Other consumer loans                106        14         --          78            --              70              --          268
Commercial business loans         6,387       936        831         805           555             128              --        9,642
-----------------------------------------------------------------------------------------------------------------------------------
            Total loans         $14,012    $2,279     $2,563      $6,437        $12,621         $8,699         $44,064      $90,675
===================================================================================================================================


<F1>  Includes $7.0 million of loans held for sale, reported as due in one year or less.
<F2>  Includes multifamily loans totaling $1.4 million.

      The following table sets forth the dollar amount of all loans due after March 31, 2000 which have fixed interest rates and adjustable interest rates.


                 ============================================================================================
                                                                           Fixed                 Adjustable
                                                                           rates                   rates
                 --------------------------------------------------------------------------------------------
                                                                                (Dollars in thousands)
                  Loans secured by real estate:
                        Residential                                       $29,271                    $37,136
                        Commercial                                          3,616                        766
                  Loans secured by savings
                        deposits                                               15                         --
                  Property improvement                                      1,464                         --
                  Automobiles                                                 978                         --
                  Other consumer loans                                        162                         --
                  Commercial business loans                                    --                      3,255
                 --------------------------------------------------------------------------------------------
                              Total loans                                 $35,506                    $41,157
                 ============================================================================================

      The following table sets forth total loans originated, purchased, sold and repaid during the periods indicated:

==================================================================================================================
                                                                          Year ended March 31
                                                              --------------------------------------------
                                                                 1999             1998              1997
------------------------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
Total loans at beginning of period                            $ 108,896          $ 96,266          $ 97,387
Loans originated:
      Residential one- to four-family                           172,345           113,982            70,019
      Multifamily                                                    --                --               950
      Commercial business loans                                   4,626             8,298             1,462
      Consumer (property improvement and automobiles)             1,893             1,415               774
      Other loans                                                   165               189               107
------------------------------------------------------------------------------------------------------------------
               Total loans originated                           179,029           123,884            73,312
Loans purchased - residential one- to four-family                 7,374             6,059             5,892
Participation purchased - residential one- to four-family           817                --                --
Loans sold:
      Whole loans:
          Servicing retained                                   (110,079)          (56,302)          (45,669)
          Servicing released                                    (31,713)          (21,759)          (15,617)
      Participation loans (servicing retained)                       --                --              (185)
------------------------------------------------------------------------------------------------------------------
               Total loans sold                                (141,792)          (78,061)          (61,471)
------------------------------------------------------------------------------------------------------------------
Loan principal repayments                                       (20,593)          (11,879)           (2,486)
Loans converted to mortgage-backed securities and sold          (43,056)          (27,373)          (16,368)
------------------------------------------------------------------------------------------------------------------
Total loans at end of period                                  $  90,675          $108,896          $ 96,266
==================================================================================================================

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

      The eight member Executive Loan Committee, chaired by Mr. Fellhauer is authorized to approve residential mortgage loans up to $200,000. Residential mortgage loans in excess of $200,000 require full Board of Directors approval. All residential mortgage loans are subsequently approved by the full Board of Directors.

      LOANS-TO-ONE BORROWER LIMITATIONS. ESB's loans and extensions of credit to a person outstanding at one time and not fully secured may not exceed 15% of the unimpaired capital and surplus of ESB. This limitation calls for a loan-to-one borrower limitation for ESB of $3.8 million at March 31, 1999. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. At March 31, 1999, the largest aggregate amount of loans by ESB to any borrower was approximately $2.0 million, which was secured by automobile floor planning and personal assets.

      LOAN COMMITMENTS. ESB issues commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from application, depending on the type of transaction. ESB had outstanding loan commitments of approximately $4.8 million at March 31, 1999.

      LOAN ORIGINATION AND OTHER FEES. ESB, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan that are charged to the borrower for funding the loan. ESB usually charges origination fees of 1% on all real estate loans. Current accounting standards require fees received for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees associated with loans that are sold are included in the gain/loss computation at the time of sale. ESB had approximately $25,000 of net deferred loan fees at March 31, 1999.

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

      NONPERFORMING ASSETS AND THEIR CLASSIFICATION. The following table sets forth information with respect to ESB's nonperforming assets for the periods indicated. During the periods shown, ESB had no restructured loans within the meaning of Statement of Financial Accounting Standards No. 15,
Accounting by Debtors and Creditors for Troubled Debt Restructurings:

===========================================================================================================
                                                                              At March 31
                                                                ---------------------------------------
                                                                1999              1998             1997
                                                                ----              ----             ----
                                                                         (Dollars in thousands)
            Loans which are contractually past due
                90 days or more <F1>:
                     Residential one- to four-family <F2>       $ 650              $ 853           $ 643
                     Commercial real estate                        51                 --              --
                     Consumer                                      15                  8              --
-----------------------------------------------------------------------------------------------------------
                        Total                                     716                861             643
            Personal property owned                                 4                 --               -
            Real estate owned                                      --                 --              66
-----------------------------------------------------------------------------------------------------------
                        Total nonperforming assets              $ 720              $ 861           $ 709
===========================================================================================================
            Nonperforming loans to gross loans                    .79%               .79%            .67%
            Total nonperforming assets to total assets            .25%               .34%            .35%
===========================================================================================================


<F1>  All loans contractually past due 90 days or more are accounted for on a nonaccrual basis by ESB.
<F2>  Includes $486,000, $833,000 and $571,000 of FHA/VA loans, the principal and interest payments of which are insured by the FHA or guaranteed by the VA, at March 31, 1999, 1998 and 1997, respectively.

         ESB had $716,000 in loans 90 days or more delinquent at March 31, 1999 which consisted of 22 one- to four-family residential mortgage loans, each with an outstanding principal balance of less than $100,000, one commercial real estate loan and an outstanding principal balance of $51,000 and five consumer automobile loans, each with an outstanding principal balance of less than $6,000.

         For fiscal 1999 and 1998, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $62,000 and $69,000, respectively, of which $31,000 and $49,000, respectively, was included in interest income.

         ASSET CLASSIFICATION. The OTS asset classification system conforms with commercial banking practices and puts the establishment of loan loss allowances on a basis consistent with the requirements of generally accepted accounting principles. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. "Substandard" assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations have also created a "special Mention" category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss
or charge-off such amount.   A portion of general loss allowances established
to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

         ESB's classified assets, general and specific loss allowances and charge-offs were as follows for the

                                                                       At or for the
                                                                    year ended March 31
                                                          ----------------------------------------
                                                          1999              1998              1997
                  ----------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
                        Substandard assets <F1>           $ 234             $  28                $ 138
                        General loss allowances             366               374                  283
                        Specific loss allowances             --                --                   --
                        Charge-offs                           8                25                   --
                  ========================================================================================

                        <F1> Includes "doubtful" assets of $4,000 at March 31,
                             1999.

         REAL ESTATE OWNED. Real estate acquired by ESB as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair value. ESB had no real estate owned at March 31, 1999.

         ALLOWANCE FOR LOAN LOSSES. ESB's management evaluates the need to establish reserves against losses on loans and other assets based on estimated losses on specific loans and on any real estate held for investment or acquired through foreclosure when it is determined that a decline in value has occurred. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. These provisions for losses are charged against earnings in the year they are established. ESB established provisions for losses on loans for fiscal 1999, 1998 and 1997 of approximately $-0-, $116,000 and $50,000, respectively. At March 31, 1999, ESB had an allowance for loan losses of $366,000, which represented .41% of total loans. Based on past Experience and future expectations, management believes that the allowance for loan losses is adequate.

         The following table sets forth an analysis of ESB's allowance for loan losses for the periods indicated.

=======================================================================================================================
                                                                          Year ended March 31
                                                    --------------------------------------------------------------
                                                    1999          1998             1997           1996         1995
-----------------------------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
Allowance at beginning of period                    $ 374        $  283           $ 233          $ 217        $ 242
Provision charged to expense                           --           116              50             31            9
Charge-offs:
      Residential one- to four-family                  --           (25)             --            (15)         (34)
      Automobiles                                      (8)           --              --             --           --
-----------------------------------------------------------------------------------------------------------------------
Balance at end of period                            $ 366        $  374           $ 283          $ 233        $ 217
=======================================================================================================================

Ratio of allowance to total loans outstanding
      at the end of the period                        .41%          .34%            .29%           .24%         .26%

Ratio of net charge-offs to average loans
      outstanding during the period                   .01%          .02%             --            .02%         .04%

Allowance for loan losses to total
      nonperforming assets                           49.9%         43.4%           39.9%          30.4%        30.4%

Allowance for loan losses to total
      nonperforming loans                            50.2%         43.4%           44.0%          34.8%        32.8%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated:

====================================================================================================================================
                                                                      At March 31
                                ----------------------------------------------------------------------------------------------------
                                              1999                          1998                                  1997
                                ----------------------------  --------------------------------    ----------------------------------
                                Amount of     Loan   Percent   Amount of     Loan       Percent    Amount of       Loan     Percent
                                Allowance    Amounts   of      Allowance    Amounts       of       Allowance      Amount      of
                                   for         by     total       for          by        total        for           by       total
                               Loan Losses  Category  loans    Loan Losses  Category     loans     Loan Losses   Category    loans
------------------------------------------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
Loans secured by real estate:
    Residential one- to four-
       family <F1>                $ 235     $72,175    79.6%      $ 234    $ 93,784      86.1%        $ 174      $88,441     91.9%
    Multi-family and
       commercial                    28       5,812     6.4          19       4,066       3.8            49        4,299      4.5
Property improvement                  7       1,482     1.6           7       1,728       1.6            20        1,596      1.7
Automobiles                           5       1,042     1.1           3         617        .6             2          122       .1
Other                                 2         522     0.7          --         548        .5            --          528       .5
Commercial business loans            89       9,642    10.6         111       8,153       7.4            38        1,280      1.3
------------------------------------------------------------------------------------------------------------------------------------
Total allowance for
       loan losses                $ 366     $90,675   100.0%      $ 374    $108,896     100.0%        $ 283      $96,266    100.0%
====================================================================================================================================

=============================================================================================================
                                                                     At March 31
                                        --------------------------------------------------------------------
                                                       1996                                 1995
                                        ---------------------------------     ------------------------------
                                         Amount of     Loan       Percent      Amount of     Loan    Percent
                                         Allowance    Amounts       of         Allowance    Amount      of
                                            for         by         total          for         by       total
                                        Loan Losses  Category      loans      Loan Losses  Category    loans
---------------------------------------------------------------------------------------------------------------
                                                             (Dollars in thousands)
Loans secured by real estate:
    Residential one- to four-
       family <F1>                         $ 174     $92,036        94.5%        $ 202     $78,042      93.3%
    Multi-family and
       commercial                             41       3,405         2.7            11       3,803       3.5
Property improvement                          16       1,300         1.3            --       1,053       1.3
Automobiles                                    2          97          .1             4         126        .2
Other                                         --         549         1.4            --         623       1.7
Commercial business loans                     --          --          --            --          --        --
-------------------------------------------------------------------------------------------------------------
Total allowance for
       loan losses                         $ 233     $97,387       100.0%        $ 217     $83,647     100.0%
=============================================================================================================

------------------------------------------
<F1>  Includes loans held for sale.

INVESTMENT ACTIVITIES

         ESB classifies its investment securities and mortgage-backed securities for financial accounting purposes into one of three categories:

                  Held to Maturity: includes investments in debt securities
                  ----------------
         which esb has the positive intent and ability to hold until maturity.

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

         Investment and mortgage-backed securities classified as held to maturity are measured at amortized cost, in which the amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income, are recorded using methods approximating the interest method. Unrealized holding gains and losses for trading securities (for which no securities were so designated at March 31, 1999 or 1998) are included in earnings, while such gains and losses for available for sale securities are excluded from earnings and reported as a net amount as accumulated other comprehensive income, a separate component of stockholders' Equity, net of income taxes, until realized. Unrealized holding gains and losses for held to maturity securities are excluded from earnings and stockholders' Equity. Gains or losses for available for sale securities are realized and included in other noninterest income upon sale, based on the amortized cost of the individual security sold. All previous fair value adjustments included in accumulated other comprehensive income are reversed upon sale. Mortgage-backed securities represent a significant portion of the debt security portfolio. Amortization of premiums and accretion of discounts on mortgage-backed securities are analyzed in relation to the corresponding prepayment rates, both historical and estimated, using a method that approximates the interest method.

         It has been ESB's practice to maintain assets in investment securities at levels higher than required by federal regulations. ESB's investment securities portfolio at March 31, 1999 consisted of $600,000 in U.S. Government and agency obligations classified as held to maturity, with a fair value of $531,000, and $59.9 million in U.S. Government and agency obligations classified as available for sale carried at their estimated market value of $60.5 million, and $21.1 million in investment-grade corporate bonds classified as available for sale carried at their estimated fair value of $21.0 million.

         The overall objective of ESB's investment portfolio is to provide a sufficient and consistent spread over ESB's marginal cost of funds by investing funds that are not currently required for lending purposes and to provide a liquidity reserve in excess of regulatory requirements. ESB has traditionally maintained an investment portfolio in the range of 15% to 20% of total assets. ESB's regulatory liquidity ratio at March 31, 1999 was 32.3%. The portfolio is also intended to assist in managing ESB's asset and liability interest rate sensitivity.

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

         The following table sets forth ESB's investment securities at the dates indicated:

====================================================================================================================================
                                                                  At March 31
                               -----------------------------------------------------------------------------------------------------
                                             1999                              1998                                1997
                               -----------------------------    -------------------------------     --------------------------------
                               Carrying   Percent of   Fair     Carrying    Percent of    Fair      Carrying    Percent of    Fair
                                Value     Portfolio    Value     Value      Portfolio     Value       Value     Portfolio     Value
------------------------------------------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
U.S. government and
    agency obligations:
       available for sale     $60,500       73.7%     $60,500     $68,897      96.4%     $68,897     $70,123      93.5%     $70,123
       held to maturity           600        0.7          531       2,600       3.6        2,527       4,849       6.5        4,725
Corporate obligations -
    available for sale         21,047       25.6       21,047          --        --           --           --       --           --
Marketable equity
    securities -
    available for sale             88        0.1           88          --        --           --            --       --          --
------------------------------------------------------------------------------------------------------------------------------------
                              $82,235      100.0%     $82,166     $71,497     100.0%      $71,424      $74,972    100.0%     $74,848
====================================================================================================================================

The following table sets forth the maturities and weighted average yields of ESB's debt securities at March 31, 1999:

===================================================================================================================================
                                 Less than one year       One to five years        Five to ten years           Over ten years
                                 -----------------        -----------------        -----------------           --------------
                                           Weighted                  Weighted                 Weighted                   Weighted
                               Carrying    Average      Carrying     Average      Carrying    Average       Carrying     Average
                                Value       Yield        Value        Yield        Value       Yield         Value        Yield
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
U.S. government and
   agency obligations:
      Available for sale        $ 509      7.84%        $ 5,649      6.62%        $30,674      6.15%        $23,668      6.92%
      Held to maturity             --        --             600      3.51              --        --              --        --
Corporate obligations -
   available for sale              --        --          21,047      6.32              --        --              --        --
-----------------------------------------------------------------------------------------------------------------------------------
      Total                     $ 509      7.84%        $27,296      6.32%        $30,674      6.15%        $23,668      6.92%
===================================================================================================================================

=============================================================================================
                                                             Total
                                        -----------------------------------------------------
                                         Average
                                        Remaining                                   Weighted
                                        Years to      Carrying        Fair          Average
                                        Maturity       Yield          Value          Yield
---------------------------------------------------------------------------------------------
                                                       (Dollars in thousands)
U.S. government and
   agency obligations:
      Available for sale                  10.6         $60,500        $60,500        6.51%
      Held to maturit                      4.3             600            531        3.51
Corporate obligations -
   available for sale                      2.8          21,047         21,047        6.32
---------------------------------------------------------------------------------------------
      Total                                8.5         $82,147        $82,078        6.44%
=============================================================================================

MORTGAGE-BACKED SECURITIES

         In order to supplement residential loan demand in its primary market area and maintain geographic diversity in its loan portfolio, ESB has a substantial portfolio of mortgage-backed securities that are classified as available for sale and, accordingly, are carried at fair value. All of ESB's mortgage-backed securities are federal agency securities.

         Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments of which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as ESB. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA that guarantee or insure the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of ESB's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of ESB.

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

         The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. If the coupon rate of the underlying mortgages significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable rate mortgage-backed securities.

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

         ESB's mortgage-backed securities are a blend of fixed-rate balloon securities and adjustable-rate securities maturing in between 20 and 30 years. ESB's holdings of mortgage-backed securities have increased in the past year as a result of reduced portfolio/lending and the inclusion of mortgage-backed securities in Equality's asset growth plan. Because federal agency mortgage-backed securities generally carry a yield of approximately 50 to 100 basis points below that of the corresponding type of residential loan (due to the implied federal agency guarantee fee and the retention of a servicing spread by the loan servicer), ESB's asset yields have been somewhat adversely affected. Due to the existence of the federal agency guarantee on ESB's mortgage-backed securities and the availability of adjustable-rate mortgage-backed securities, however, ESB's credit risk has not increased.
ESB will continue to evaluate mortgage-backed securities purchases based on its asset/liability objectives, market conditions and its alternate investment opportunities.

         The following table sets forth certain information regarding carrying and fair values and percentage of total carrying values of ESB's mortgage-backed securities portfolio.

====================================================================================================================================
                                                                           At March 31
                            -------------------------------------------------------------------------------------------------------
                                          1999                                1998                                  1997
                            -----------------------------       -------------------------------     -------------------------------
                            Carrying   Percent of   Fair        Carrying    Percent of    Fair      Carrying     Percent of   Fair
                             Value      Total       Value        Value        Total       Value      Value         Total      Value
------------------------------------------------------------------------------------------------------------------------------------
                                                             (Dollars in thousands)
FNMA                       $49,365       54.4%     $49,365      $28,570       48.8%     $28,570     $ 7,025       47.0%    $ 7,025
FHLMC                       17,120       18.9       17,120        2,580        4.4        2,580       4,555       30.5       4,555
GNMA                        24,326       26.7       24,326       27,362       46.8       27,362       3,374       22.5       3,374
------------------------------------------------------------------------------------------------------------------------------------
Total mortgage-
   backed securities       $90,811      100.0%     $90,811      $58,512      100.0%     $58,512     $14,954      100.0%     $14,954
====================================================================================================================================

      The following table sets forth the activity in ESB's mortgage-backed securities during the periods indicated:

==============================================================================================================
                                                                    For the Year Ended March 31,
                                                            ------------------------------------------
                                                            1999               1998               1997
--------------------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
             Mortgage-backed securities:
               At beginning of period                    $ 58,512           $ 14,954              $ 28,096
                  Purchases                                92,917             56,569                14,211
                  Sales                                   (26,460)           (10,036)              (22,254)
                  Repayments                              (33,071)            (3,134)               (4,585)
                  Premium/discount amortization, net         (648)              (204)                 (295)
                  Fair value adjustment                      (439)               363                  (219)
--------------------------------------------------------------------------------------------------------------
               End of period                             $ 90,811           $ 58,512              $ 14,954
==============================================================================================================

The composition and maturities of ESB's mortgage-backed securities portfolio are indicated in the following table at March 31, 1999:

===================================================================================================================================
                                 Less than one year       One to five years        Five to ten years           Over ten years
                                 -----------------        -----------------        -----------------           --------------
                                           Weighted                  Weighted                 Weighted                   Weighted
                               Carrying    Average      Carrying     Average      Carrying    Average       Carrying     Average
                                Value       Yield        Value        Yield        Value       Yield         Value        Yield
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
FNMA                            $   75     7.68%        $ 519        6.44%        $ 1,332      6.23%        $47,439      6.20%
FHLMC                              537     8.02            69        7.16           4,952      6.06          11,562      6.06
GNMA                                --       --            80        9.00              --        --          24,246      6.57
-----------------------------------------------------------------------------------------------------------------------------------
   Total mortgage-
      backed securities         $  612     7.97%        $ 668        6.82%        $ 6,284      6.10%        $83,247      6.29%
===================================================================================================================================

=============================================================================================
                                                             Total
                                        -----------------------------------------------------
                                         Average
                                        Remaining                                   Weighted
                                        Years to      Carrying        Fair          Average
                                        Maturity       Yield          Value          Yield
---------------------------------------------------------------------------------------------
                                                       (Dollars in thousands)
FNMA                                      16.3         $49,365        $49,365        6.21%
FHLMC                                     17.1          17,120         17,120        6.13
GNMA                                      26.3          24,326         24,326        6.58
---------------------------------------------------------------------------------------------
   Total mortgage-
      backed securities                   19.1         $90,811        $90,811        6.29%
=============================================================================================

         At March 31, 1999, ESB did not hold any security of an issuer (other than U.S. government and agency securities) which had an aggregate book value or aggregate fair value in excess of 10% of ESB's stockholders' equity at the dates indicated.

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

         GENERAL. Deposits and advances from the FHLB of Des Moines are the primary source of ESB's funds for lending and other investment purposes. In addition ESB derives funds from loan principal repayments. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by the general level of interest rates and money market conditions.

         DEPOSIT ACCOUNTS. Local deposits are and traditionally have been the primary source of ESB's funds for use in lending and other general business purposes. Deposits are attracted from within ESB's primary market area(metropolitan St. Louis) through an offering of a variety of financial accounts including savings, checking, money market, certificates of deposit, retirement plan accounts and commercial checking. The account terms vary by type of account according to minimum balance requirements, interest rate and the length of time the account must remain open without incurring a penalty for withdrawal of the funds as well as other factors. ESB relies on the location of its offices, customer satisfaction and other references as its primary sources of deposit solicitation. To a lesser degree, local media advertising is used in the seeking of deposit funds.

         In determining the individual characteristics of its deposit accounts, ESB considers the products and rates offered by the competition, the attractiveness of the product to its customer base, the profitability of the product to ESB and the effect the account will have on the asset liability mix of the institution. Attractive, convenient locations and quality service are ESB's benchmark of success. ESB does not use brokered deposits.

The following table sets forth information concerning ESB's savings deposits at the dates indicated.

=======================================================================================================================
                                                        1999                                  1998
                                           ------------------------------       ----------------------------------
                                                      Percent                                Percent
                                                      of Total    Nominal                    of Total      Nominal
                                           Balance    Deposits     Rate         Balance      Deposits       Rate
-----------------------------------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
NOW accounts                              $  8,123      6.30%      2.25%       $  8,370        7.02%         1.86%
Passbook                                    20,767     16.10       2.51          19,762       16.57          2.51
Money market demand                          8,237      6.39       4.31           5,517        4.62          3.07
Noninterest checking                         7,959      6.17         --           6,920        5.80            --

Certificates of Deposit:
    28-91 days - Fixed-term, fixed-rate         16      0.01       3.00              30        0.02          2.95
    6 months - Fixed-term, fixed-rate        2,106      1.63       4.04           2,271        1.90          4.00
    9 months - Fixed-term, fixed-rate       11,738      9.10       5.00           8,054        6.75          5.26
    12 months - Fixed-term, fixed-rate       9,646      7.48       4.86           8,036        6.74          5.14
    24 months - Fixed-term, fixed-rate       8,441      6.55       5.36           7,467        6.26          5.50
    36 months - Fixed-term, fixed-rate       3,229      2.51       5.51           3,029        2.54          5.57
    48 months - Fixed-term, fixed-rate      15,759     12.22       5.87          12,955       10.86          6.36
    60 months - Fixed-term, fixed-rate       7,611      5.90       5.67          12,869       10.79          5.61
    24 months - Fixed-term, variable-rate      980      0.76       4.80             639        0.54          5.50
    5 - 20 years - Fixed-term, fixed-rate
       (Guaranteed Account)                    132      0.10       8.92             122        0.10          8.92
    1-60 months - Negotiated rate            2,112      1.64       5.79           2,214        1.86          6.12

Retirement Accounts (IRAs):
    12 months - Fixed-term, fixed-rate       1,123      0.87       4.85             883        0.74          5.00
    24 months - Fixed-term, fixed-rate         957      0.74       5.30           1,004        0.84          5.39
    36 months - Fixed-term, fixed-rate         711      0.55       5.48             734        0.62          5.53
    48 months - Fixed-term, fixed-rate       9,518      7.38       5.87          10,848        9.09          6.53
    60 months - Fixed-term, fixed-rate       9,065      7.03       5.64           6,944        5.82          5.86
    120 months - Fixed-term, fixed-rate        422      0.33      10.00             395        0.33         10.00
    24 months - Fixed-term, variable-rate      302      0.24       4.80             238        0.19          5.50
-----------------------------------------------------------------------------------------------------------------------
                                          $128,954    100.00%      4.37%       $119,301      100.00%         4.49%
=======================================================================================================================

=============================================================================================
                                                                   1997
                                                   ------------------------------------
                                                                 Percent
                                                                 of Total       Nominal
                                                   Balance       Deposits         Rate
---------------------------------------------------------------------------------------------
                                                            (Dollars in thousands)
NOW accounts                                     $  7,170           5.83%          2.24%
Passbook                                           21,577          17.55           2.51
Money market demand                                 6,135           4.99           3.22
Noninterest checking                                4,993           4.06             --

Certificates of Deposit:
    28-91 days - Fixed-term, fixed-rate                34           0.03           2.88
    6 months - Fixed-term, fixed-rate               2,439           1.98           4.01
    9 months - Fixed-term, fixed-rate               7,932           6.45           5.27
    12 months - Fixed-term, fixed-rate              8,350           6.79           5.06
    24 months - Fixed-term, fixed-rate              6,760           5.50           5.55
    36 months - Fixed-term, fixed-rate              3,010           2.45           5.35
    48 months - Fixed-term, fixed-rate             11,568           9.41           6.39
    60 months - Fixed-term, fixed-rate             18,300          14.88           5.67
    24 months - Fixed-term, variable-rate             631           0.51           5.50
    5 - 20 years - Fixed-term, fixed-rate
       (Guaranteed Account)                           115           0.09           8.93
    1-60 months - Negotiated rate                   2,718           2.21           6.20

Retirement Accounts (IRAs):
    12 months - Fixed-term, fixed-rate                962           0.78           5.00
    24 months - Fixed-term, fixed-rate                942           0.77           5.53
    36 months - Fixed-term, fixed-rate                755           0.61           5.44
    48 months - Fixed-term, fixed-rate             10,260           8.34           6.59
    60 months - Fixed-term, fixed-rate              7,710           6.27           5.87
    120 months - Fixed-term, fixed-rate               370           0.30          10.00
    24 months - Fixed-term, variable-rate             252           0.20           5.50
---------------------------------------------------------------------------------------------
                                                 $122,983         100.00%          4.63%
=============================================================================================

      The following table indicates the amount of ESB's jumbo certificates of deposit by time remaining until maturity as of March 31, 1999. Jumbo certificates of deposit require minimum deposits of $100,000 and have negotiable rates.

====================================================================================================
                                                                              Certificates
                                  Maturity period                              of deposit
----------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
                              Three months or less                              $   261
                              Three through six months                               --
                              Six through twelve months                             951
                              Over twelve months                                    900
----------------------------------------------------------------------------------------------------
                                                                                $ 2,112
====================================================================================================

DEPOSIT FLOW

      The following table sets forth the balances of savings deposit in the various types of savings accounts offered by ESB at March 31, 1999, 1998 and 1997:

===================================================================================================================================
                                                                       At March 31
                             ----------------------------------------------------------------------------------------------------
                                            1999                           1998                                1997
                             ------------------------------   ------------------------------      -------------------------------
                                      Percent                           Percent                             Percent
                                        of        Increase                of       Increase                   of        Increase
                             Amount    total     (decrease)   Amount     total    (decrease)      Amount     total     (decrease)
                             ------   -------    ----------   ------    -------   ----------      ------    -------    ----------
                                                                   (Dollars in thousands)
Noninterest-
   bearing checking       $  7,959      6.17%     $1,039     $  6,920      5.80%    $ 1,927      $  4,993      4.06%     $ 1,169
NOW accounts                 8,123      6.30        (247)       8,370      7.02       1,200         7,170      5.83          180
Passbook
   accounts                 20,767     16.10       1,005       19,762     16.57      (1,815)       21,577     17.55         (254)
Money market
   demand                    8,237      6.39       2,720        5,517      4.62        (618)        6,135      4.99         (417)
Fixed-rate
   certificates             82,587     64.04       4,732       77,855     65.26      (4,370)       82,225     66.86       (2,002)
Variable-rate
   certificates              1,281      0.99         404          877      0.73          (6)          883      0.71         (208)
-----------------------------------------------------------------------------------------------------------------------------------
    Total                 $128,954    100.00%     $9,653     $119,301    100.00%    $(3,682)     $122,983    100.00%     $(1,532)
====================================================================================================================================

CERTIFICATES OF DEPOSIT BY RATES

      The following table sets forth the certificates of deposits classified by rates at March 31, 1999, 1998 and 1997:

=======================================================================================================
                                                                     At March 31
                                                   -------------------------------------------
                                                   1999                  1998             1997
-------------------------------------------------------------------------------------------------------
                                                             (Dollars in thousands)
                  Less than 3.00%                $    --              $     3         $     8
                  3.00% to 3.99%                      16                   26             251
                  4.00% to 4.99%                  17,288                3,214           3,925
                  5.00% to 5.99%                  49,393               48,216          49,200
                  6.00% to 6.99%                  13,634               15,122          17,083
                  7.00% to 7.99%                   2,982               11,634          12,155
                  8.00% and greater                  555                  517             486
-------------------------------------------------------------------------------------------------------
                        Total                   $ 83,868             $ 78,732        $ 83,108
=======================================================================================================

      Certificate of deposit accounts at March 31, 1999, 1998 and 1997 are scheduled to mature as indicated in the following table.

=======================================================================================================================
                                           1999                      1998                          1997
                                   --------------------       -------------------         ----------------------
                                                Percent                   Percent                        Percent
                                                  of                        of                             of
                                   Amount        total        Amount       total          Amount          total
-----------------------------------------------------------------------------------------------------------------------
                                                            (Dollars in thousands)
      Within one year            $46,479         55.4%       $42,430        53.9%         $36,335          43.7%
      Second year                 12,329         14.7         21,282        27.0           22,832          27.5
      Third year                   4,943          5.9          6,832         8.7           16,693          20.1
      Fourth year                 13,109         15.6          4,563         5.8            4,949           6.0
      Thereafter                   7,008          8.4          3,625         4.6            2,299           2.7
-----------------------------------------------------------------------------------------------------------------------
         Total                   $83,868        100.0%       $78,732       100.0%         $83,108         100.0%
=======================================================================================================================

      The following table sets forth the savings activities of ESB for the periods indicated.

=========================================================================================================
                                                                For the Year Ended March 31,
                                                       --------------------------------------------
                                                       1999                 1998               1997
---------------------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
            Beginning balance                       $119,301            $122,983            $124,515
            Net increase (decrease) before
            interest credited                          5,354              (8,121)             (5,811)
            Interest credited                          4,299               4,439               4,279
---------------------------------------------------------------------------------------------------------
                                                    $128,954            $119,301            $122,983
=========================================================================================================

BORROWINGS

      Deposits and advances from the FHLB of Des Moines are the primary source of funds for ESB. At March 31, 1999, ESB had $130.2 million in FHLB of Des Moines advances outstanding. During fiscal year 1999, ESB utilized FHLB advances to provide for increased investment in mortgage-backed securities and investment securities.

      EMC maintains a custodial borrowing relationship at an unaffiliated bank secured by investment securities with an amortized cost and a fair value of approximately $4.0 million at March 31, 1999. At March 31, 1999, there was $1.8 million outstanding on this note payable.

      The following table sets forth certain information regarding borrowings by ESB at the end of and during the periods indicated.

============================================================================================================
                                                              At and For the Year Ended March 31,
                                                        ------------------------------------------------
                                                          1999                1998                1997
------------------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
            Weighted average rate at March 31:
               FHLB of Des Moines borrowings                5.37%             5.32%                5.34%
               Note payable to bank                         2.25              2.25                 2.25
               ESOP debt                                      --                --                 9.50

            Maximum amount of borrowings outstanding
               at any month-end:
                  FHLB of Des Moines borrowings         $130,396          $104,000              $67,000
                  Note payable to bank                     4,000             4,000                4,000
                  ESOP debt                                   --               136                  158

            Approximate average borrowings outstanding
               with respect to:
                  FHLB of Des Moines borrowings         $125,994          $ 76,208              $61,917
                  Note payable to bank                     3,108             3,085                2,259
                  ESOP debt                                   --                68                  150

            Approximate weighted average rate paid on:
               FHLB of Des Moines borrowings                5.41%             5.29%                5.46%
               Note payable to bank                         2.28              1.90                 2.16
               ESOP debt                                      --              8.50                 9.25
------------------------------------------------------------------------------------------------------------

COMPETITION

      Equality has been, and intends to continue to be, a community-oriented financial intermediary offering a wide variety of financial services to meet the needs of the communities it serves. Equality is headquartered in St. Louis, Missouri. It currently operates through ESB and EMC using nine full- and limited-service offices in the St. Louis area.

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

      ESB's most direct competition for deposits historically has come from other savings and loan associations, commercial banks, savings banks and credit unions. In addition, ESB faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such areas as money market funds, other mutual funds (such as corporate and government securities funds) and annuities. ESB competes for deposits by offering customers a variety of savings accounts, checking accounts, certificates of deposit and a responsive, customer-oriented staff, as well as convenient access to ESB by 24-hour automatic teller machines or personal appointment.

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

SUBSIDIARY ACTIVITIES AND JOINT VENTURES

      ESB has two wholly owned subsidiaries, EMC and Equality Commodity Corporation ("ECC"). ECC operates a full-service insurance agency under the name Equality Insurance Agency ("EIA"). EIA provides a full array of insurance products, including property and casualty, automobile, health and life insurance, and, to a much lesser degree, commercial fire and casualty insurance. EIA also offers annuities and operates Flood Information Specialists, which issues flood plain certificates. These certificates are required by all mortgage loan lenders and is a requirement for selling a loan in the secondary market.

PERSONNEL

      As of March 31, 1999, ESB, including subsidiaries, had 103 full-time employees and 48 part-time employees. The employees are not represented by a union or collective bargaining unit. ESB believes its relationship with its employees is good.

REGULATION AND SUPERVISION

      GENERAL
      -------

      ESB is chartered under federal law by the OTS. It is a member of the FHLB System, and its deposit accounts are insured up to legal limits by the FDIC under the SAIF. The OTS is charged with overseeing and regulating ESB's activities and monitoring its financial condition. This regulatory framework sets parameters for ESB's activities and operations and grants the OTS extensive discretion with regard to its supervisory and enforcement powers and examination policies. ESB files periodic reports with the OTS concerning its activities and financial condition, must obtain OTS approval prior to entering into certain transactions or initiating new activities and is subject to periodic examination by the OTS to evaluate ESB's compliance with various regulatory requirements.

      Equality is a savings and loan holding company and, like ESB, is subject
to regulation by the OTS.   As part of this regulation, Equality is required
to file certain reports with, and is subject to periodic examination by, the OTS.

      FEDERAL SAVINGS ASSOCIATION REGULATION
      --------------------------------------

      BUSINESS ACTIVITIES. The activities of savings associations are governed by the Home Owners' Loan Act, as amended (the "HOLA"), and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act"). The HOLA and the FDI Act were amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FIRREA was enacted for the purpose of resolving problem savings associations, establishing a new thrift insurance fund, reorganizing the regulatory structure applicable to savings associations and imposing bank-like standards on savings associations. FDICIA, among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties, mandates the establishment of a risk-based deposit insurance assessment system and requires imposition of numerous additional safety and soundness operational standards and restrictions. FIRREA and FDICIA both contain provisions affecting numerous aspects of the operations and regulations of federally-insured savings associations and empowers the OTS and the FDIC, among other agencies, to promulgate regulations implementing its provisions.

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

      LOANS TO ONE BORROWER. Under HOLA, savings associations are generally subject to the national bank limits regarding loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus, where the borrowing is not fully secured by readily-marketable collateral. An additional amount may be lent, equal to 10% of the association's unimpaired capital and surplus, if such additional borrowing is secured by readily-marketable collateral at least equal to the amount of such additional funds. At March 31, 1999, ESB had no outstanding loans or commitments that exceeded the loans to one borrower limit at the time made or committed.

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

      ENFORCEMENT. Under the FDI Act, the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution-related parties," including stockholders and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured association. Civil penalties cover a wide range of violations and actions. Criminal penalties for most financial association crimes include fines and imprisonment. In addition, regulators have substantial discretion to impose enforcement action on an association that fails to comply with its regulatory requirements, particularly with respect to amounts of capital. Possible enforcement action ranges from requiring the preparation of a capital plan or imposition of a capital directive to receivership, conservatorship or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS enforcement action be taken with respect to a particular savings association. If action is not taken by the Director, the FDIC has authority to take enforcement action under certain circumstances.

      ASSESSMENTS. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment paid on a semi-annual basis is computed based upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly thrift financial report.

      FEDERAL HOME LOAN BANK SYSTEM. ESB is a member of the FHLB System, which consists of 12 regional FHLB's. The FHLB provides a central credit facility primarily for member associations. ESB, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-Des Moines, whichever is greater. ESB is in compliance with this requirement, with an investment in FHLB-Des Moines stock at March 31, 1999 of $6.9 million. FHLB advances must be secured by specified types of collateral and may be obtained only for the purpose of purchasing or funding new residential housing finance assets.

      OTS CAPITAL REQUIREMENTS. The OTS capital regulations require savings associations to meet three capital standards: a 1.5% tangible capital standard, a 3% leverage ratio (or core capital ratio) and an 8% risk-based capital standard.

      Tangible capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related earnings, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and minority interests in equity accounts of fully consolidated subsidiaries, less intangible assets (other than certain mortgage servicing rights) and certain equity and debt investments in nonqualifying subsidiaries.

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

      The components of core capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mutual capital certificates, certain nonwithdrawable accounts and pledged deposits, certain net worth certificates, income capital certificates, certain perpetual subordinated debt, mandatory convertible subordinated debt, certain intermediate-term preferred stock, certain mandatorily redeemable preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25%. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At March 31, 1999, ESB met each of its capital requirements.

      FDICIA required that the OTS (and other federal banking agencies) revise risk-based capital standards, with appropriate transition rules, to ensure that they take account of interest rate risk, concentration of risk and the risks of nontraditional activities.

      On December 1, 1998, the OTS adopted comprehensive guidance, in the form of Thrift Bulletin 13a ("TB l3a"), covering interest rate risk, investment securities and use of financial derivatives. TB 13a replaces seven prior OTS thrift bulletins covering these and related topics. The OTS also updated its regulations with a new rule (effective January 1, 1999) on forward commitments, futures transactions and financial options transactions. The new rule, which is designed to work with TB 13a, establishes general requirements applicable to all derivative instruments, sets forth responsibilities of the board of directors and management with respect to financial derivatives and makes dear that reducing risk exposure should be the primary reason for entering into a derivatives transaction. TB 13a provides guidelines for evaluating an institution's risk management, identifies a set of "sound practices" for consideration of management and describes the qualitative and quantitative guidelines the OTS will use in assessing an institution's current exposure to interest rate changes and its ability to manage that exposure effectively. The OTS will use the results of its net portfolio value ("NPV") model to measure an institution's current exposure. Under TB 13a, an institution's board of directors should establish interest rate risk limits in terms of its capital position (its economic capital-to-assets ratio). Investment securities and derivatives, especially those with the potential to alter significantly an institution's risk profile, should be evaluated on the basis of their impact on the institution's economic capital. Institutions with greater capacity to absorb potential losses will have greater latitude in using derivatives and other complex financial instruments.

      LIQUIDITY. ESB is required to maintain an average daily balance of liquid assets (e.g., cash, accrued interest on liquid assets, certain time deposits, savings accounts, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to not less than a specified percentage of the average daily balance of its net withdrawal deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member associations; this requirement is currently 4%. The OTS requires that the average daily balance of liquid assets be determined calculated using the amount of the institution's liquidity base as the end of the preceding calendar quarter or the average daily balance of its liquidity base during the preceding quarter The OTS may determine the adequacy of an institution's liquidity on a case-by-case basis, using as a standard that level of liquidity necessary to ensure that the institution operates on a "safe and sound" basis. The OTS may initiate enforcement actions for failure to meet these liquidity requirements. At March 31, 1999, ESB complied with the regulatory liquidity requirements.

      INSURANCE OF DEPOSIT ACCOUNTS AND DEPOSIT INSURANCE PREMIUMS. FDICIA required the FDIC to establish a risk-based assessment system for insured depository associations that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the rule, the FDIC assigns an association to one of three capital categories consisting of (i) "well capitalized," (ii) "adequately capitalized" or (iii) "undercapitalized" and one of three supervisory subcategories. The supervisory subgroup to which an association is assigned is based on a supervisory evaluation provided to the FDIC by the association's primary federal regulator and information which the FDIC determines to be relevant to the association's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the association's state supervisor). An association's assessment rate depends on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates range from 23 basis points for an association in the highest category (i.e., well-capitalized and healthy) to 31 basis points for an association in the lowest category (i.e., undercapitalized and of substantial supervisory concern).

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

      LIMITATION ON CAPITAL DISTRIBUTIONS. The OTS regulations impose limitations upon all capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another association in a cash-out merger and other distributions charged against capital. The regulations establish three tiers of associations. An association that exceeds all fully phased-in capital requirements before and after the proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the higher of (a) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (b) 75% of its net reserve over the most recent four-quarter period. Any additional capital distributions would require prior regulatory approval. In computing the association's permissible percentage of capital distributions, previous distributions made during the prior four quarter period must be included. As of March 31, 1999, ESB met the requirements of a Tier 1 Association. In the event ESB's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, ESB's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any association, which would otherwise be permitted by regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

      Effective April 1, 1999, the OTS revised its capital distribution regulation. Under the revised regulation, institutions that are not subsidiaries of a savings and loan holding company can qualify for a capital distribution without a notice or application to the OTS, if they meet certain conditions, including retaining a well-capitalized designation following the distribution and, having CAMELS and compliance ratings of 1 or 2. Other institutions either have to notify OTS or obtain the OTS's approval, depending on the condition of the institution and the' amount and nature of the capital distribution, but such institutions may now file a schedule of proposed capital distributions for a year at a time, rather than filing separate notices.

      COMMUNITY REINVESTMENT. Pursuant to the OTS requirement, an institution's performance in meeting the credit needs of its entire community, including low- and moderate-income areas, as required by the CRA, will generally be evaluated under three tests: the "lending test," the "investment test," and the "service test."

      The lending test analyzes lending performance using five criteria: (i) the number and amount of loans in the institution's assessment area, (ii) the geographic distribution of lending, including the proportion of lending in the assessment area, the dispersion of lending in the assessment area and the number and amount of loans in low-, moderate-, middle- and upper-income areas in the assessment area, (iii) borrower characteristics, such as the income level of individual borrowers and the size of businesses or farms, (iv) the number and amount, as well as the complexity and innovativeness of an institution's community development lending and (v) the use of innovative or flexible lending practices in a safe and sound manner to address the credit needs of low- or moderate-income individuals or areas. The investment test analyzes investment performance using four criteria: (i) the dollar amount of qualified investments, (ii) the innovativeness or complexity of qualified investments, (iii) the responsiveness of qualified investments to credit and community development needs and (iv) the degree to which the qualified investments made by the institution are not routinely provided by private investors. The service test analyzes service performance using six criteria:
(i) the institution's branch distribution among low-, moderate-, middle- and upper-income areas, (ii) its record of opening and closing branches, particularly in low- and moderate-income areas, (iii) the availability and effectiveness of alternative systems for delivering retail banking services,
(iv) the range of services provided in low-, moderate-, middle- and upper-income areas and extent to which those services are tailored to meet the needs of those areas, (v) the extent to which the institution provides community development services and (vi) the innovativeness and responsiveness of community development services provided.

      An independent financial institution with assets of less than $250 million, or a financial institution with assets of less than $250 million that is a subsidiary of a holding company with assets of less than $1 billion, is evaluated under a streamlined assessment method based primarily on its lending record. The streamlined test considers an institution's loan-to-deposit ratio adjusted for seasonal variation and special lending activities, its percentage of loans and other lending related activities in the assessment area, its record of lending to borrowers of different income levels and businesses and farms of different sizes, the geographic distribution of its loans and its record of taking action, if warranted, in response to written complaints. In lieu of being evaluated under the three assessment tests or the streamlined test, a financial institution can adopt a "strategic plan" and elect to be evaluated on the basis of achieving the goals and benchmarks outlined in the strategic plan.

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

      ESB's authority to extend credit to executive officers, directors and 10% shareholders, as well as such entities such persons control are currently governed by Section 22(g) and 22(h) of the FRA and Regulation O promulgated by the Federal Reserve Board. Among other things, these regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans ESB may make to such persons based, in part, on ESB's capital position, and require certain approval procedures to be followed. OTS regulations, with the exception of minor variations, apply Regulation O to savings associations.

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

      Under OTS regulations, a savings association is considered to be undercapitalized if it has risk-based capital of less than 8% or has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4% or has a leverage ratio less than 3% if the savings association is rated composite 1 under the composite numerical rating assigned to the association by the OTS under the Uniform Financial Institutions Rating System or an equivalent rating under a comparable rating system adopted by the OTS in the most recent rating of which the association has been notified in writing (the "UFIRS"). A savings association that has risk-based capital less than 6% or a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3% would be considered to be "significantly undercapitalized." A savings association that has a tangible equity to total assets ratio equal to or less than 2% would be deemed to be "critically undercapitalized." Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. In addition, numerous mandatory supervisory actions become immediately applicable to the association, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. In addition, the OTS could issue a capital directive to the savings association that includes additional discretionary restrictions on the savings association.

      REAL ESTATE LENDING STANDARDS. The OTS and the other federal banking agencies have uniform regulations prescribing real estate lending standards. The OTS regulation requires each savings association to establish and maintain written internal real estate lending standards consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The policy must also be consistent with accompanying OTS guidelines, which include maximum loan-to-value ratios for the following types of real estate loans: raw land (65%), land development (75%), nonresidential construction (80%), improved property (85%) and one- to four-family residential construction (85%). Owner-occupied one- to four-family mortgage loans and home equity loans do not have maximum loan-to-value ratio limits, but those with a loan-to-value ratio at origination of 90% or greater are to be backed by private mortgage insurance or readily marketable collateral. Institutions are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are appropriately reviewed and justified. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standard are justified.

      STANDARDS FOR SAFETY AND SOUNDNESS. As required by FDICIA and subsequently amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the federal banking regulators adopted interagency guidelines establishing standards for safety and soundness for depository institutions on matters such as internal controls, loan documentation, credit underwriting, interest-rate risk exposure, asset growth, compensation and other benefits and asset quality and earnings (the "Guidelines"). The agencies expect to request a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. FDIC regulations enacted under FDICIA also require all depository institutions to be examined annually by the banking regulators (but see, "Regulatory Relief for Thrifts and Banks") and depository institutions having $500 million or more in total assets to have an annual independent audit, an audit committee comprised solely of outside directors and to hire outside auditors to evaluate the institution's internal control structure and procedures and compliance with laws and regulations relating to safety and soundness. The FDIC, in adopting the regulations, reiterated its belief that every depository institution, regardless of size, should have an annual independent audit and an independent audit committee.

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

      As a unitary savings and loan holding company, Equality generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that its savings association subsidiary continues to satisfy the QTL test. Upon any acquisition by Equality of another SAIF-insured institution (other than Equality), a federal savings bank insured by the BIF, or a state-chartered BIF-insured savings bank meeting the QTL test that is deemed to be a savings institution by OTS, except for a supervisory acquisition, Equality would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA, as amended by the FIRREA, limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHC Act, subject to the prior approval of the OTS, and activities in which multiple savings and loan holding companies were authorized by regulation to engage in on March 5, 1987. Such activities include mortgage banking, consumer finance, operation of a trust company and certain types of securities brokerage.

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

      The special bad debt deduction accorded thrift institutions is covered under Section 593 of the Code. The Small Business Job Protection Act of 1996 included the repeal of certain portions of Section 593 effective for tax years beginning after December 31, 1995. As a result, ESB is no longer allowed a percentage method bad debt deduction. The repeal of the thrift reserve method generally requires thrift institutions to recapture into income the portion of tax bad debt reserves accumulated since 1987 ("base year reserve"). The recapture will generally be taken into income ratably over six tax years. However, if ESB meets a residential loan requirement for tax years beginning in 1997 and 1998, recapture of the reserve can be deferred until the tax year beginning in 1999. At March 31, 1999, ESB had bad Debts deducted for tax purposes in excess of the base year reserve of approximately $204,000. ESB has recognized a deferred income tax liability for this amount.

      Certain events covered by Code Section 593(e), which was not repealed, will trigger a recapture of the base year reserve. The base year reserve of thrift institutions would be recaptured if a thrift ceases to qualify as a "bank" for federal income tax purposes. The base year reserves of thrift institutions also remain subject to income tax penalty provisions which, in general, require recapture upon certain stock redemptions of, and excess distributions to, stockholders. At March 31, 1999, retained earnings included approximately $2.9 million of base year reserves for which no deferred federal income tax liability has been recognized.

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

      ESB has not been audited by the IRS within the last five years. For additional information regarding taxation, see Note 12 of Notes to Consolidated Financial Statements.

      Missouri Taxation. Equality, EMC and ECC are subject to state corporation income tax, computed on the basis of their state taxable income, at a rate of 7%. ESB is subject to a state financial institutions tax, computed on the basis of its state income, at a rate of 7%.

ITEM 2.  DESCRIPTION OF PROPERTIES
----------------------------------

      ESB conducts its business through four full-service offices. ESB's main office is located at 4131 South Grand Boulevard, St. Louis, Missouri. ESB owns all four of its offices in fee and they are unencumbered.

                                                                                                 Lease
                                                                                       Net      Expira-
                                                    Year     Owned or     Total       Book        tion       Square
              Location                             Opened     Leased    Investment    Value       Date       Footage
              --------                             ------    --------   ----------    -----     -------      -------
                                                                       (Dollars in thousands)
MAIN OFFICE:
4131 South Grand Boulevard                         1944        Owned       $3,618<F1> $2,039        --       21,740
St.Louis, Missouri  63118

BRANCHES:
Marborough Branch                                  1998        Owned        1,224      1,069        --        2,912
7809 Watson Road
St.Louis, Missouri  63119

South County Branch                                1987        Owned        1,945      1,304        --        4,545
5400 South Lindbergh Boulevard
St.  Louis, Missouri  63123

Washington Branch                                  1998        Owned        1,467      1,443        --        1,859
801 Franklin Street
Washington, MO  63090

LOAN OFFICES:
Florissant Loan Office                             1992       Leased           20          9      2001        1,306
2620 North Lindbergh
Florissant, Missouri  63033

West County Loan Office                            1993       Leased            3          2      1999        1,200
14334 South Outer Forty
Chesterfield, Missouri  63017

O'Fallon Loan Office                               1994       Leased           --         --      1999          300
2017 Highway K
O'Fallon, MO  63366

Crestwood Loan Office                              1996       Leased           --         --      1999          500
9920 Watson Road, Suite 207
Crestwood, Missouri 63126

Chesterfield Loan Office                           1996       Leased           --         --      1999          500
361 Chesterfield Center
Chesterfield, Missouri  63017


<F1> Includes investment in future branches of $1.1 million.

      In May 1997, ESB purchased a building in Arnold, Missouri (which is in Jefferson County and adjacent to St. Louis County) that ESB is remodeling as a full-service branch office. ESB expects this office to be completed by July 1999. In addition, ESB purchased one other property in Fenton, Missouri, for the purpose of branch expansion and in 1999 leased an existing full-service banking facility in St. Peters, Missouri (which is in St. Charles County and adjacent to St. Louis County). The Fenton branch office is currently subject to use restriction, and is expected to be completed early in the year 2000. This facility will be used as a training facility in the interim. The St. Peters branch office opened in April 1999. With the exception of the foregoing, ESB believes that its current facilities are adequate to meet the present and foreseeable needs of ESB and Equality.

      The net book value of ESB's investment in office properties and equipment totaled $6.5 million at March 31, 1999.

      ESB uses an outside data processing firm to process customer records and monetary transactions, post deposit and general ledger entries and record activity in installment lending. EMC uses a second outside data processing firm to process loan servicing and loan originations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1999.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

      The common stock of Equality Bancorp, Inc. is traded on the American Stock Exchange under the symbol "EBI." The stock was issued on December 1, 1997 at $10.00 per share. Equality paid a quarterly dividend of $.06 per share during the quarters ended June 30, 1998, September 30, 1998, December 31, 1998 and March 31, 1999. As of May 31, 1999, there were 1,044 stockholders of record and 2,520,426 outstanding shares of common stock.

      Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, results of operation and financial condition, tax considerations and general economic conditions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

GENERAL

      Equality Bancorp, Inc. (Equality or the Company) is the holding company for Equality Savings Bank (ESB). Equality through its subsidiary is principally engaged in the business of attracting deposits from the general public and uses these deposits, together with other funding sources, to originate or invest in residential and other mortgage loans and, to a lesser extent, nonmortgage loans, investments and other assets. Because Equality is primarily dependent on net interest margin (interest income from loans and investments minus interest expense on deposit accounts and borrowed money) for earnings, the focus of the Company's planning has been to devise and employ strategies that provide a stable, positive spread between the yield on interest-earning assets and the cost of interest-bearing liabilities in order to maximize the dollar amount of net interest income.

      A substantial portion of Equality's operations and income are derived from the operations of Equality Mortgage Corporation (EMC), a wholly-owned subsidiary of ESB. EMC provides several benefits to Equality, including, among other things, originating a variety of mortgage loan products for Equality's portfolio and generating fee income for Equality through its activities in the secondary mortgage market. EMC's mortgage banking activities produce primarily two types of income -- gain on sale of mortgage loans and loan servicing fees and late charges. EMC's mortgage banking activities consist of the origination, purchase and sale of residential mortgage loans.

   ASSET AND LIABILITY MANAGEMENT

      Equality has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations. Strong progress has been made toward restructuring the composition of the loan portfolio, and liquidity has been accumulated in investments in investment-grade corporate obligations and in U.S. government and agency notes and bonds.

      Adjustable-rate mortgages, shorter-term consumer loans and commercial business loans are among the tools currently utilized by Equality to restructure the loan portfolio. The proper pricing of deposit accounts is also significant. During periods of low or declining rates, the long-term deposits extend attractive rates while in periods of high rates, the short-term deposit accounts are competitively priced. This position allows Equality to benefit from the ability to reprice as necessary based on market conditions.

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

                                                                     YEARS ENDED MARCH 31,
                                     -------------------------------------------------------------------------------------
                                                        1999                                         1998
                                     -------------------------------------         ---------------------------------------
                                      AVERAGE      INTEREST AND      YIELD/          AVERAGE      INTEREST AND      YIELD/
                                     BALANCE<F1>    DIVIDENDS        COST          BALANCE<F1>     DIVIDENDS        COST
                                     -----------   ------------      -----         -----------    ------------      ------
Interest-earning assets:
   Mortgage loans <F2>               $ 86,630        $ 6,519          7.53%         $ 99,335        $ 7,341          7.39%
   Consumer loans <F2>                  3,001            295          9.83             2,677            232          8.67
   Commercial business loans <F2>       9,164            889          9.70             5,249            530         10.10
                                     --------        -------                        --------        -------
      Total loans receivable           98,795          7,703          7.80           107,261          8,103          7.55

   Investment securities               63,001          3,722          5.91            77,443          4,748          6.13
   Interest-bearing deposits           10,686            400          3.74            10,474            416          3.97
   Mortgage-backed securities          89,298          5,321          5.96            16,805          1,153          6.86
   FHLB stock                           6,337            412          6.50             3,894            260          6.68
                                     --------        -------                        --------        -------
      Total interest-earning assets  $268,117         17,558          6.55%         $215,877         14,680          6.80%
                                     ========        =======                        ========        =======
Interest-bearing liabilities:
   Passbook savings                  $ 20,244            506          2.50%         $ 27,229            663          2.43%
   Checking                            15,460            195          1.26            13,487            193          1.43
   Money market accounts                7,047            236          3.35             5,401            150          2.78
   Certificates of deposit             80,587          4,521          5.61            80,529          4,628          5.75
                                     --------        -------                        --------        -------

      Total savings deposits          123,338          5,458          4.43           126,646          5,634          4.45

   FHLB advances                      125,994          6,822          5.41            76,208          4,031          5.29
   Other interest-bearing liabilities   3,108             71          2.28             3,153             60          1.90
                                     --------        -------                        --------        -------

      Total interest-bearing
        liabilities                  $252,440         12,351          4.89%         $206,007          9,725          4.72%
                                     ========        -------                        ========        -------
      Net interest income                            $ 5,207                                        $ 4,955
                                                     =======                                        =======
      Interest rate spread                                            1.66%                                          2.08%
                                                                    ======                                         ======
      Net interest margin <F3>                                        1.94%                                          2.30%
                                                                    ======                                         ======
Ratio of average interest-earning assets
   to average interest-bearing
   liabilities                                                      106.21%                                        104.79%
                                                                    ======                                         ======

                                                         YEARS ENDED MARCH 31,
                                         -----------------------------------------------
                                                                 1997
                                         -----------------------------------------------
                                            AVERAGE         INTEREST AND         YIELD/
                                         BALANCE <F1>        DIVIDENDS            COST
                                         ------------       ------------         ------
Interest-earning assets:
   Mortgage loans <F2>                     $ 96,113             $ 7,265            7.56%
   Consumer loans <F2>                        2,091                 182            8.70
   Commercial business loans <F2>               107                   2           11.21

      Total loans receivable                 98,311               7,449            7.58

   Investment securities                     63,710               3,931            6.17
   Interest-bearing deposits                  7,738                 468            6.05
   Mortgage-backed securities                21,778               1,530            7.03
   FHLB stock                                 3,300                 232            7.03
                                           --------             -------
      Total interest-earning assets        $194,837              13,610            6.99%
                                           ========             =======
Interest-bearing liabilities:
   Passbook savings                        $ 21,846                 546            2.50%
   Checking                                  11,325                 169            1.49
   Money market accounts                      5,402                 151            2.80
   Certificates of deposit                   84,102               4,816            5.73
                                           --------             -------
      Total savings deposit                 122,675               5,682            4.63

   FHLB advances                             61,917               3,378            5.46
   Other interest-bearing liabilities         2,409                  52            2.16
                                           --------             -------
      Total interest-bearing liabilities   $187,001               9,112            4.87%
                                           ========             -------

      Net interest income                                       $ 4,498
                                                                =======

      Interest rate spread                                                         2.12%
                                                                                 ======
      Net interest margin <F3>                                                     2.31%
                                                                                 ======
Ratio of average interest-earning assets
   to average interest-bearing liabilities                                       104.19%
                                                                                 ======


<F1>   Average balances are computed on a monthly basis (month-end balances).
<F2>   Does not include interest on loans 90 days or more past due.
<F3>   Net interest income divided by average interest-earning assets.

Note: At March 31, 1999, the weighted average yields on certain interest-earning assets and the weighted average cost on certain interest-bearing liabilities were as follows: loans receivable, 7.64%; mortgage-backed securities, 6.28%; debt securities, 6.44%; total interest-earning assets, 6.83%; savings deposits, 4.36%; borrowed money, 5.33%; total interest-bearing liabilities, 4.85%; and interest rate spread, 1.98%.

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

                                                 1999 COMPARED TO 1998                             1998 COMPARED TO 1997
                                              INCREASE (DECREASE) DUE TO                         INCREASE (DECREASE) DUE TO
                                        -----------------------------------------        ----------------------------------------
                                                               RATE/                                 RATE/
                                        RATE       VOLUME     VOLUME          NET        RATE       VOLUME       VOLUME       NET
                                        ----       ------     ------          ---        ----       ------       ------       ---
Interest-earning assets:
   Mortgage loans <F1>                 $ 139      $ (939)      $ (22)      $  (822)      $(162)      $  244      $  (6)      $   76
   Consumer loans <F1>                    31          28           4            63          (1)          51         --           50
   Commercial business loans <F1>        (21)        395         (15)          359          --          576        (48)         528
                                       -----      ------       -----       -------       -----       ------      -----       ------
      Total loans receivable             149        (516)        (33)         (400)       (163)         871        (54)         654

   Investment securities                (170)       (885)         29        (1,026)        (25)         847         (5)         817
   Interest-bearing deposits             (24)         98         (90)          (16)       (161)         165        (56)         (52)
   Mortgage-backed securities           (152)      4,974        (654)        4,168         (36)        (349)         8         (377)
   FHLB stock                             (7)        163          (4)          152         (12)          42         (2)          28
                                       -----      ------       -----       -------       -----       ------      -----       ------
      Total net change in income on
        interest-earning assets         (204)      3,834        (752)        2,878        (397)       1,576       (109)       1,070
                                       -----      ------       -----       -------       -----       ------      -----       ------
Interest-bearing liabilities:
   Passbook savings                       18        (170)         (5)         (157)        (14)         135         (4)         117
   Checking                              (23)         28          (3)            2          (7)          29          2           24
   Money market accounts                  31          46           9            86           2           --         (3)          (1)
   Certificates of deposit              (113)          3           3          (107)         17         (205)        --         (188)
                                       -----      ------       -----       -------       -----       ------      -----       ------
      Total savings deposits             (87)        (93)          4          (176)         (2)         (41)        (5)         (48)

   FHLB advances                          91       2,634          66         2,791        (103)         780        (24)         653
   Other interest-bearing liabilities     12          (1)        --            11          (6)          16         (2)           8
                                       -----      ------       -----       -------       -----       ------      -----       ------
      Total net change in expense on
        interest-bearing liabilities      16       2,540          70         2,626        (111)         755        (31)         613
                                       -----      ------       -----       -------       -----       ------      -----       ------
      Net change in interest income    $(220)     $1,294       $(822)      $   252       $(286)      $  821      $ (78)      $  457
                                       =====      ======       =====       =======       =====       ======      =====       ======

                                                       1997 COMPARED TO 1996
                                                     INCREASE (DECREASE) DUE TO
                                               ----------------------------------------
                                                                         RATE/
                                               RATE       VOLUME        VOLUME      NET
                                               ----       ------        ------      ---
Interest-earning assets:
   Mortgage loans <F1>                        $  (54)      $  446         $ (6)    $  386
   Consumer loans <F1>                            --           14           --         14
   Commercial business loans <F1>                 --           --            2          2
                                              ------       ------         ----     ------
      Total loans receivable                     (54)         460           (4)       402

   Investment securities                           9        1,093            2      1,104
   Interest-bearing deposits                     (93)        (375)          39       (429)
   Mortgage-backed securities                    399         (155)         (47)       197
   FHLB stock                                     --           60            1         61
                                              ------       ------         ----     ------
      Total net change in income on
        interest-earning assets                  261        1,083           (9)     1,335
                                              ------       ------         ----     ------
Interest-bearing liabilities:
   Passbook savings                               (2)         (14)          --        (16)
   Checking                                      (24)           8           (1)       (17)
   Money market account                           --          (25)          --        (25)
   Certificates of deposit                       (25)          37           (1)        11
                                              ------       ------         ----     ------
      Total savings deposits                     (51)           6           (2)       (47)

   FHLB advances                                (230)         949          (83)       636
   Other interest-bearing liabilitie             (18)           1           --        (17)
                                              ------       ------         ----     ------
      Total net change in expense on
        interest-bearing liabilities            (299)         956          (85)       572
                                              ------       ------         ----     ------
      Net change in interest income           $  560       $  127         $ 76     $  763
                                              ======       ======         ====     ======


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

LIQUIDITY AND CAPITAL RESOURCES

      Equality's primary sources of funds are savings deposits, borrowings, amortization and prepayment of loan principal (including mortgage-backed securities) and, to a lesser extent, maturities of investment securities, short-term investments and operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions and competition. Equality attempts to price its deposits to meet its asset/liability objectives discussed above, consistent with local market conditions. Excess balances are temporarily invested in overnight funds. In addition, Equality is eligible to borrow funds from the Federal Home Loan Bank of Des Moines (FHLB).

      Under Office of Thrift Supervision (OTS) regulations, a member thrift institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage of its net withdrawable accounts plus short-term borrowings. This liquidity requirement, which is currently 4.0%, may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0%, depending upon economic conditions and the savings flow of member associations. Monetary penalties may be imposed for failure to meet liquidity requirements. Equality's regulatory liquidity ratio at March 31, 1999 was 32.3%.

      The primary investing activity of Equality is lending. During 1999, Equality originated $179.0 million of loans, of which $172.3 million were residential mortgage loans, purchased $8.2 million of loans and sold $141.8 million of loans in the secondary market. In addition, $43.1 million of loans were converted into mortgage-backed securities and sold.

      Liquidity management is both a short- and long-term responsibility of Equality's management. Equality adjusts its investment in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) liquidity of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations.
If Equality requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and collateral eligible for repurchase agreements.

      Equality anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 1999, Equality had outstanding commitments to originate loans of $4.8 million.

      Certificates of deposit scheduled to mature in one year or less at March 31, 1999 totaled $46.5 million. Based upon management's experience and familiarity with the customers involved and Equality's pricing policy relative to that of its perceived competitors, management believes Equality will retain a significant portion of these deposits.

FINANCIAL CONDITION

      The total assets of Equality increased approximately $32.9 million, or 12.9%, to $288.4 million at March 31, 1999 from $255.6 million at March 31, 1998. This increase in asset size primarily relates to increased cash reserves, investment securities and mortgage-backed securities which were funded through FHLB advances and the proceeds from sales of mortgage loans.

      Investment securities available for sale increased approximately $12.7 million, or 18.5%, to $81.6 million at March 31, 1999 from $68.9 million at March 31, 1998. This increase is due primarily to $120.8 million of purchases of securities, offset by $41.5 million of sales and $67.8 million of maturities.

      Investment securities held to maturity decreased $2.0 million, or 76.9%, to $600,000 at March 31, 1999 from $2.6 million at March 31, 1998. The decrease is the result of the maturity of such securities.

      Mortgage-backed securities available for sale increased approximately $32.3 million, or 55.2%, to $90.8 million at March 31, 1999 from $58.5 million at March 31, 1998. This increase is the result of purchases of securities totaling $92.9 million, offset by normal principal repayments of $33.1 million and sales proceeds of $26.5 million.

      Loans receivable, net decreased approximately $18.2 million, or 16.8%, to $90.2 million at March 31, 1999 from $108.4 million at March 31, 1998. This decrease is the result of refinancing activity within the loan portfolio due to low interest rates on mortgages throughout the fiscal year. Additionally, loans held for sale decreased approximately $7.5 million, or 51.7%, to $7.0 million at March 31, 1999 from $14.5 million at March 31, 1998. This decrease is due to efforts by EMC to efficiently sell and deliver loans once closed, resulting in a reduced level of inventory. Mortgage loan originations increased $60.5 million, or 55.2%, to $170.1 million in 1999 from $109.6 million in 1998.

      Office properties and equipment increased $877,000, or 15.7%, to $6.5 million at March 31, 1999 from $5.6 million at March 31, 1998. The increase resulted from improvements to properties previously purchased to augment ESB's branch network. One property was opened in September 1998, while two others are planned to expand ESB's branch facilities during fiscal year 2000.

      Savings deposits increased $9.7 million, or 8.1%, to $129.0 million at March 31, 1999 from $119.3 million at March 31, 1998. The increase is due primarily to deposit inflows, the result of the opening of one new branch facility in a new market area, and extensive marketing promotion efforts to the Company's general market. Interest credited in 1999 was approximately $4.3 million.

      Borrowed money increased $26.3 million, or 24.9%, to $132.0 million at March 31, 1999 from $105.7 million at March 31, 1998. FHLB advances increased $26.2 million, or 25.2%, to $130.2 million at March 31, 1999 from $104.0 million at March 31, 1998. Proceeds from these advances were used to fund increased investment and mortgage-backed securities. Other borrowed money increased $147,000, or 8.8%, to $1.8 million at March 31, 1999 from $1.7 million at March 31, 1998. These short-term borrowings relate primarily to a warehouse line of credit established with an independent bank and maintained by EMC, the proceeds of which were invested solely in residential mortgage loans.

      Total stockholders equity decreased $230,000, or 0.9%, to $25.6 million at March 31, 1999 from $25.8 million at March 31, 1998. The decrease was primarily attributable to the Company's purchase of common stock to be used for restricted stock awards, net of amortization, totaling $619,000 and treasury stock totaling $166,000, in addition to fair market value decline of investment and mortgage-backed securities available for sale of $259,000 and common stock dividends totaling $568,000; offset by net income of $1.1 million and a reduction in ESOP indebtedness of $142,000 during the year ended March 31, 1999.

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED TO MARCH 31, 1998

      NET INCOME

      Net income decreased $110,000, or 8.9%, to $1.1 million in 1999 from $1.2 million in 1998. The decrease was primarily the result of increased noninterest expense of $1.9 million, or 33.4%, offset by increased net interest income of $252,000, or 5.1%, increased noninterest income of $1.4 million, or 47.1%, decreased provision for losses on loans of $116,000, or 100.0% and decreased income taxes of $70,000, or 9.0%.

      INTEREST INCOME

      Interest income increased $2.9 million, or 19.6%, to $17.6 million in 1999 from $14.7 million in 1998. Interest on loans receivable decreased by $400,000, or 4.9%, to $7.7 million in 1999 as compared to $8.1 million in 1998. This decrease was the result of a decrease in the average balance of loans outstanding of $8.5 million from $107.3 million in 1998 to $98.8 million in 1999, offset by an increase in the average yield on loans from 7.55% in 1998 to 7.80% in 1999. The lower average balance of loans outstanding for 1999 reflects a decrease in mortgage loan portfolio lending and increased repayments due to low interest rates, offset by increased secured commercial lending. Interest on investment securities decreased $1.0 million, or 20.2%, from $5.2 million in 1998 to $4.1 million in 1999, due to a decrease in the average balance of investment securities of $14.4 million from $77.4 million in 1998 to $63.0 million in 1999. During the same period the yield on investment securities decreased from 6.13% in 1998 to 5.91% in 1999. Interest income on mortgage-backed securities increased $4.2 million, or 361.3%, from $1.2 million in 1998 to $5.3 million in 1999 due to an increase in the average balances of mortgage-backed securities of $72.5 million from $16.8 million in 1998 to $89.3 million in 1999, offset by a decrease in the yield on mortgage-backed securities from 6.86% in 1998 to 5.96% in 1999.

      INTEREST EXPENSE

      Interest expense increased $2.6 million, or 27.0%, to $12.4 million in 1999 from $9.7 million in 1998. The increase resulted primarily from increased FHLB advances. Average advances from the FHLB increased $49.8 million from $76.2 million in 1998 to $126.0 million in 1999. The increase was primarily the result of borrowings used to fund increased investments in mortgage-backed securities. The weighted average cost of FHLB advances increased from 5.29% in 1998 to 5.41% in 1999. Average deposit balances decreased $3.3 million from $126.6 million in 1998 to $123.3 million in 1999. During the same period, the weighted average cost of deposits decreased from 4.45% to 4.43% due to a higher concentration of money market demand accounts and a 14 basis point decrease in the average cost of certificates of deposit.

      PROVISION FOR LOSSES ON LOANS

      Provision for losses on loans was $-0- in 1999 as compared to $116,000 in 1998. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. ESB's allowance for loan losses totaled $366,000 at March 31, 1999 and $374,000 at March 31, 1998. The allowance for loan losses is established through a provision for loan losses charged to expense. While ESB maintains its allowance for losses at a level which it considered to be adequate, there can be no assurances that further additions will not be made to the allowance or that such losses will not exceed the estimated amounts.

      NONINTEREST INCOME

      Noninterest income increased $1.4 million, or 47.1%, to $4.2 million in 1999 from $2.9 million in 1998. The increase is due primarily to gain on sale of mortgage loans which increased from $1.7 million in 1998 to $2.7 million in 1999, increased loan servicing fees and late charges which increased $65,000 from $547,000 in 1998 to $611,000 in 1999, increased gain on sale of real estate of $147,000 due to Equality Commodity Corporation's sale of its 50% ownership interest in WC Joint Venture, a direct investment, and one investment property, and increased gain on sale of investments of $125,000 from $41,000 in 1998 to $166,000 in 1999. The increase of $950,000, or 55.2%, on gain on sale of mortgage loans was due to a continued improvement in market interest rates during calendar year 1999. In 1999, ESB, through EMC, sold $184.8 million of mortgage loans as compared to $105.4 million in 1998. The increased sales volume of $79.4 million resulted in increased gain on sale of mortgage loans due to the condition of the secondary mortgage market. Loan servicing fees and late charges increased $65,000, or 11.8%, due primarily to an increase in the average servicing portfolio of EMC. Average loan servicing by EMC increased $29.2 million, or 8.6%, from $340.1 million in 1998 to $369.2 million in 1999.

      NONINTEREST EXPENSE

      Noninterest expense $1.9 million, or 33.4%, to $7.6 million in 1999 from $5.7 million in 1998, due primarily to increased salaries and employee benefits of $1.1 million, or 33.3%, from $3.4 million in 1998 to $4.5 million in 1999, increased advertising expenses of $158,000, or 128.0%, from $124,000 in 1998 to $282,000 in 1999 and increased other expenses of $486,000, or 37.3%, from $1.3 million in 1998 to $1.8 million in 1999.
Increased salary and employee benefits are the direct result of increased commissions paid to mortgage loan origination personnel of $169,000, or 42.5%, from $398,000 in 1998 to $567,000 in 1999, general wage increases and an increase in five bank personnel to staff the new Washington branch facility, in addition to ESOP and MRP compensation expenses which increased $308,000 in 1999 as compared to 1998. Advertising expenses increased as a result of marketing promotions during 1999 for ESB's relocated bank office, newly opened Washington, Missouri facility and overall promotion of ESB.
Other expenses increased due primarily to an increase in expenses totaling $155,000 in connection with professional services and taxes for Equality with no comparable items in 1998, increases in supplies and services associated with increased mortgage loan activity and an increased number of ESB branch facilities.

      INCOME TAXES

      Income tax expense decreased $70,000, or 9.0%, to $708,000 in 1999 from $778,000 in 1998. The decrease was the result of the decrease in income before income tax expense of $180,000. The effective tax rate was approximately 38.5% and 38.6% in 1999 and 1998, respectively.

FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO MARCH 31, 1997

      NET INCOME

      Net income increased $734,000, or 145.5%, to $1.2 million in 1998 from $505,000 in 1997. The increase was primarily the result of increased net interest income of $457,000, or 10.2%, increased noninterest income of $498,000 or 20.9%, and reduced noninterest expense of $320,000, or 5.3%, offset by increased income taxes of $474,000, or 156.3%. The noninterest expense and income tax expense fluctuations are the result of legislation passed by Congress in September, 1996 to recapitalize the Savings Association Insurance Fund (SAIF) in which ESB was assessed a one-time FDIC insurance premium of $789,000 on September 30, 1996. The net of tax effect reduced fiscal 1997 net income by $481,000. There was no comparable item in 1998.

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

      INTEREST EXPENSE

      Interest expense increased $613,000, or 6.7%, to $9.7 million in 1998 from $9.1 million in 1997. The increase resulted primarily from increased average savings deposit balances and average increased FHLB advances. Average deposit balances increased from $122.7 million in 1997 to $126.6 million in 1998, accompanied by a decrease in the weighted average cost of deposits from 4.63% in 1997 to 4.45% in 1998, due to the effects of increased average passbook balances, which carry substantially lower interest rates than certificates of deposit.

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

      NONINTEREST INCOME

      Noninterest income increased $498,000, or 20.9%, to $2.9 million in 1998 from $2.4 million in 1997. The increase is due primarily to gain on sale of mortgage loans which increased from $1.1 million in 1997 to $1.7 million in 1998. Also, during 1997, ECC sold a 26 unit residential property at a gain of $106,000 with no comparable gain in 1998. The increase of $602,000, or 53.7%, on gain on sale of mortgage loans was due to a continued improvement in market rates during 1998. In 1998, ESB, through EMC, sold $105.4 million of mortgage loans as compared to $77.8 million in 1997.

      NONINTEREST EXPENSE

      Noninterest expense decreased $320,000, or 5.3%, to $5.7 million in 1998 from $6.0 million in 1997. During 1997, legislation was passed by Congress to capitalize the SAIF and ESB was assessed a one-time FDIC premium of $789,000. During 1998, federal deposit insurance premiums decreased
$135,000, or 62.4%, from $216,000 in 1997 to $81,000 in 1998 as a result of reduced premiums from approximately 23 basis points to six basis points in connection with the SAIF recapitalization. Salaries and employee benefits increased $482,000, or 16.5%, from $2.9 million in 1997 to $3.4 million in 1998. Increased salary and employee benefits are the direct result of increased commissions paid to mortgage loan origination personnel, general wage increases and an increase in commercial loan production personnel. ESB began a commercial lending function in early 1997 and increased the number of personnel to five at March 31, 1999. Occupancy expense increased $52,000 as a result of expenses related to an increase in the number of office properties and roofing repairs made to office properties.

      INCOME TAXES

      Income tax expense increased $474,000, or 156.3%, to $778,000 in 1998 from $303,000 in 1997. The effective combined federal and state tax rate was approximately 38.6% and 37.5% in 1998 and 1997, respectively.

      IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

      ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal years beginning after June 15, 1999. Earlier application of SFAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. Equality is currently evaluating the requirements and impact of SFAS 133.

      ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE

      In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise (SFAS 134) which conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998. Since Equality has not retained any of the mortgage loans it securitized, SFAS 134 is not expected to have an impact on its consolidated financial position and results of operations.

      YEAR 2000 COMPLIANCE

      Equality's operations are heavily dependent on the use of computer systems. The Year 2000 issue centers around the inability of some computer systems to properly read and interpret dates because many existing computers and computer programs have been developed to use two digits rather than four to refer to a year. The risk of system failure and data processing errors may be the result of this issue.

      Equality estimates it will incur costs of approximately $148,000 to prepare for the century date change. As of March 31, 1999, direct and indirect expenditures have been approximately $82,500. This includes internal and external costs that will be expensed as well as capital expenditures that will be capitalized. Costs include, but are not limited to: salary expenses, outside service fees (i.e., legal, audit, consulting), hardware and software expenditures and equipment costs. Funding for Year 2000 costs have been, and will continue to be, derived from normal operating cash flow.

      Equality has focused its efforts on addressing those systems it deems to be critical to ongoing operations. The company-wide project for addressing the Year 2000 issue was segmented into five phases, as recommended by regulators. With regard to internal, mission critical systems, the present state of each phase was estimated at March 31, 1999 as follows:

                                              Expected           Percent
          Phase                            Completion Date       Complete
          -----                            ---------------       --------
      Awareness                         December 31, 1997          100%
      Assessment                        June 30, 1998              100
      Renovation                        December 31, 1998          100
      Testing                           March 31, 1999             100
      Implementation                    September 30, 1999          90

      In addition to addressing the readiness of internal systems, Equality continues to assess the readiness of its major vendors, suppliers, customers and business partners. Though such efforts have been diligent, there can be no guarantee that the systems these outside parties supply will be fully functional in the Year 2000. Such failures could have a material adverse effect on Equality.

      Equality is developing business resumption contingency plans for the purpose of assuring that core business processes will continue to operate in the Year 2000. The plan will address failures such as payment system failures, data processing system failures, increased cash withdrawals, telecommunication failures, disruption in services provided by outside parties and customer failures. The contingency plan provides for reasonable alternatives to potential failures and the establishment of an implementation strategy, including timeliness and responsibility assignments.

      The foregoing discussion of Year 2000 issues is based on management's most current assessment and estimates. The information utilizes multiple assumptions of future events, including, but not limited to, the continued availability of certain resources, the third party efforts and other factors. There can be no guarantee that the estimates included herein will be achieved, and actual costs and results could differ materially from the estimates currently anticipated by Equality.

ITEM 7.   FINANCIAL STATEMENTS
------------------------------

Index to Consolidated Financial Statements
------------------------------------------

Independent Auditors' Report                                    43

Consolidated Balance Sheets                                     44

Consolidated Statements of Income                               45

Consolidated Statements of Stockholders' Equity                 46

Consolidated Statements of Cash Flows                           47

Consolidated Statements of Comprehensive Income                 48

Notes to Consolidated Financial Statements                      49

                              [letterhead of KPMG]


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Equality Bancorp, Inc.
      St. Louis, Missouri:

We have audited the accompanying consolidated balance sheets of Equality Bancorp, Inc. and subsidiaries (Equality) as of March 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, cash flows and comprehensive income for each of the years in the three-year period ended March 31, 1999. These consolidated financial statements are the responsibility of Equality's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Equality Mortgage Corporation (a consolidated subsidiary), which statements reflect total assets constituting 3% and 6% in 1999 and 1998, respectively, and total interest income and noninterest income constituting 20%, 19% and 16%, in 1999, 1998 and 1997, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Equality Mortgage Corporation, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equality Bancorp, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles.


                                              /s/ KPMG LLP


St. Louis, Missouri
May 1, 1999

                                        EQUALITY BANCORP, INC. AND SUBSIDIARIES

                                              Consolidated Balance Sheets

                                                March 31, 1999 and 1998


                                                                            1999                    1998
                                                                      ------------             -----------
                      ASSETS

Cash, primarily interest-bearing demand accounts                      $  6,449,613               1,070,538
Interest-bearing deposits                                                1,085,000               1,378,000
Investment securities:
    Available for sale, at fair value                                   81,635,339              68,897,156
    Held to maturity, at amortized cost                                    600,000               2,600,000
Mortgage-backed securities available for sale,
    at fair value                                                       90,810,783              58,512,089
Loans receivable, net                                                   90,230,677             108,415,421
Investment in real estate                                                   58,054                 734,317
Stock in Federal Home Loan Bank                                          6,911,100               5,200,000
Mortgage servicing rights                                                1,479,631                 837,597
Office properties and equipment, net                                     6,451,357               5,574,287
Accrued interest receivable and other assets                             2,725,620               2,330,908
                                                                      ------------             -----------
                                                                      $288,437,174             255,550,313
                                                                      ============             ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits                                                      $128,953,826             119,301,376
Accrued interest payable on savings deposits                               200,280                 134,203
Borrowed money                                                         132,010,050             105,678,694
Advance payments by borrowers for taxes and insurance                       69,634                 105,950
Income taxes payable                                                       203,588                 696,192
Deferred income taxes                                                      873,343                 871,839
Accrued expenses and other liabilities                                     518,723               2,924,244
                                                                      ------------             -----------
            Total liabilities                                          262,829,444             229,712,498
                                                                      ------------             -----------

Commitments and contingencies
Stockholders' equity:
    Preferred stock, $1 par value per share; 1,000,000
         shares authorized; none issued and outstanding                         --                      --
    Common stock, $.01 and $1 par value per share;
         4,000,000 shares authorized; 2,519,793 shares
         and 2,505,855 shares issued and outstanding at
         March 31, 1999 and 1998, respectively                              25,198                  25,059
    Additional paid-in capital                                          16,108,269              15,997,241
    Retained earnings                                                   11,255,324              10,694,400
    Accumulated other comprehensive income                                 139,464                 398,219
    Treasury stock, at cost; 18,500 shares                                (166,431)                     --
    Unearned Employee Stock Ownership Plan shares                       (1,134,769)             (1,277,104)
    Unamortized restricted stock awards                                   (619,325)                     --
                                                                      ------------             -----------
            Total stockholders' equity                                  25,607,730              25,837,815
                                                                      ------------             -----------
                                                                      $288,437,174             255,550,313
                                                                      ============             ===========

See accompanying notes to consolidated financial statements.

                                        EQUALITY BANCORP, INC. AND SUBSIDIARIES

                                           Consolidated Statements of Income

                                       Years ended March 31, 1999, 1998, and 1997

                                                                   1999               1998              1997
                                                               -----------        ----------         ----------
Interest income:
    Loans receivable                                           $ 7,703,347         8,103,429          7,448,854
    Investment securities and interest-bearing deposits          4,121,848         5,163,526          4,399,442
    Mortgage-backed securities                                   5,321,365         1,153,512          1,530,005
    Other                                                          411,861           259,843            231,968
                                                               -----------        ----------         ----------
          Total interest income                                 17,558,421        14,680,310         13,610,269
                                                               -----------        ----------         ----------
Interest expense:
    Savings deposits                                             5,458,146         5,633,692          5,682,184
    Advances from Federal Home Loan Bank                         6,821,775         4,031,314          3,377,929
    Other borrowed money                                            71,507            60,376             51,976
                                                               -----------        ----------         ----------
          Total interest expense                                12,351,428         9,725,382          9,112,089
                                                               -----------        ----------         ----------
          Net interest income                                    5,206,993         4,954,928          4,498,180

Provision for losses on loans                                           --           115,513             50,000
                                                               -----------        ----------         ----------
          Net interest income after provision
             for losses on loans                                 5,206,993         4,839,415          4,448,180
                                                               -----------        ----------         ----------
Noninterest income:
    Gain on sales of mortgage loans                              2,673,260         1,722,985          1,120,907
    Loan servicing fees and late charges                           611,111           546,611            562,009
    Gain on sale of investment and mortgage-
       backed securities available for sale, net                   166,388            41,044              7,284
    Equity in loss of joint venture                                (54,430)          (44,109)            (2,433)
    Rental income                                                  142,802           126,811            172,581
    Gain on sale of real estate                                    148,391             1,154            113,571
    Other                                                          549,710           486,988            409,880
                                                               -----------        ----------         ----------
          Total noninterest income                               4,237,232         2,881,484          2,383,799
                                                               -----------        ----------         ----------
Noninterest expense:
    Salaries and employee benefits                               4,531,202         3,399,859          2,917,772
    Occupancy                                                      598,632           533,378            481,620
    Data processing                                                332,438           261,397            192,333
    Advertising                                                    282,103           123,707             90,363
    Federal insurance premiums                                      72,422            81,428            216,451
    Savings Association Insurance Fund special assessment               --                --            788,770
    Other                                                        1,790,501         1,304,296          1,336,439
                                                               -----------        ----------         ----------
          Total noninterest expense                              7,607,298         5,704,065          6,023,748
                                                               -----------        ----------         ----------
          Income before income tax expense                       1,836,927         2,016,834            808,231

    Income tax expense                                             707,647           777,668            303,459
                                                               -----------        ----------         ----------
          Net income                                           $ 1,129,280         1,239,166            504,772
                                                               ===========        ==========         ==========
Earnings per share:
    Basic                                                      $      0.48              0.51               0.21
    Diluted                                                           0.47              0.51               0.21
                                                               ===========        ==========         ==========


See accompanying notes to consolidated financial statements.

                                        EQUALITY BANCORP, INC. AND SUBSIDIARIES

                                    Consolidated Statements of Stockholders' Equity

                                       Years ended March 31, 1999, 1998, and 1997

                                                                                                            ACCUMULATED
                                                   COMMON STOCK              ADDITIONAL                    OTHER COMPRE-
                                            --------------------------        PAID-IN         RETAINED        HENSIVE
                                              SHARES           AMOUNT         CAPITAL         EARNINGS        INCOME
                                            ---------        ---------      ----------      -----------      ---------
Balance, March 31, 1996                       836,400        $ 836,400       2,759,797       9,402,887        (47,232)

Net income                                         --               --              --         504,772             --

Amortization of ESOP awards                        --               --           8,751              --             --
Dividend declared on nonmutual holding
   company owned common stock at
   $.62 per share                                  --               --             --         (232,983)            --

Other comprehensive income (loss),
   net of tax                                      --               --              --              --        (462,291)
                                            ---------        ---------      ----------      ----------       ---------
Balance, March 31, 1997                       836,400          836,400       2,768,548       9,674,676         (509,523)
Net income                                         --               --              --       1,239,166              --

Net proceeds from sale of common
   stock of Equality Bancorp, Inc.          1,322,500           13,225      12,297,206              --              --

Cancellation of Equality Savings
   and Loan Association, F.A.
   common stock owned by
   First Missouri Financial, M.H.C.          (445,000)        (445,000)        445,000              --              --

Cancellation of Equality Savings
   and Loan Association, F.A.
   common stock owned by
   minority stockholders                     (391,400)        (391,400)        391,400              --              --

Issuance of common stock of
   Equality Bancorp, Inc. to minority
   stockholders of Equality Savings
   and Loan Association, F.A.               1,163,402           11,634         (11,634)             --              --

Capital contribution from
   First Missouri Financial, M.H.C.                --               --              --          50,000              --

Exercise of stock options                      19,953              200          68,716              --              --

Tax benefit of stock options exercised             --               --          10,328              --              --

Amortization of ESOP awards                        --               --          27,677              --              --

Dividend declared on nonmutual
   holding company owned
   common stock at $.34 per share                  --               --              --        (128,322)             --

Dividend declared on common stock of
   Equality Bancorp, Inc. at $.06 per share        --               --              --        (141,120)             --

Other comprehensive income (loss),
   net of tax                                      --               --              --              --         907,742
                                            ---------        ---------      ----------      ----------       ---------
Balance, March 31, 1998                     2,505,855           25,059      15,997,241      10,694,400         398,219

Net income                                         --               --              --       1,129,280              --

Exercise of stock options                      13,938              139          60,594              --              --

Tax benefit of stock options exercised             --               --           4,247              --              --

Purchase of stock for restricted stock awards      --               --             --               --              --

Purchase of treasury stock                         --               --             --               --              --

Amortization of stock awards                       --               --             --               --              --

Amortization of ESOP awards                        --               --         46,187               --              --

Dividend declared on common stock of
   Equality Bancorp, Inc. at $.24 per share        --               --             --         (568,356)             --

Other comprehensive income (loss),
   net of tax                                      --               --             --               --        (258,755)
                                            ---------        ---------      ----------      ----------       ---------
Balance, March 31, 1999                     2,519,793        $  25,198      16,108,269      11,255,324         139,464
                                            =========        =========      ==========      ==========       =========

                                                             UNEARNED
                                                             EMPLOYEE
                                                               STOCK         UNAMORTIZED      TOTAL
                                                             OWNERSHIP       RESTRICTED       STOCK-
                                            TREASURY           PLAN             STOCK        HOLDERS'
                                             STOCK            SHARES           AWARDS         EQUITY
                                            --------         ---------       -----------     --------
Balance, March 31, 1996                           --          (162,440)           --        12,789,412

Net income                                        --                --            --           504,772

Amortization of ESOP awards                       --            26,600            --            35,351

Dividend declared on nonmutual holding
   company owned common stock at
   $.62 per share                                 --                --            --          (232,983)

Other comprehensive income (loss),
   net of tax                                     --                --            --          (462,291)
                                            --------        ----------      --------        ----------
Balance, March 31, 1997                           --          (135,840)           --        12,634,261

Net income                                        --                --            --         1,239,166

Net proceeds from sale of common
   stock of Equality Bancorp, Inc.                --        (1,198,060)           --        11,112,371

Cancellation of Equality Savings
   and Loan Association, F.A.
   common stock owned by
   First Missouri Financial, M.H.C.               --                --            --                --

Cancellation of Equality Savings
   and Loan Association, F.A.
   common stock owned by
   minority stockholders                          --                --            --                --

Issuance of common stock of
   Equality Bancorp, Inc. to minority
   stockholders of Equality Savings and
   Loan Association, F.A.                         --                --            --                --

Capital contribution from
   First Missouri Financial, M.H.C.               --                --            --            50,000

Exercise of stock options                         --                --            --            68,916

Tax benefit of stock options exercised            --                --            --            10,328

Amortization of ESOP awards                       --            56,796            --            84,473

Dividend declared on nonmutual
   holding company owned
   common stock at $.34 per share                 --                --            --          (128,322)

Dividend declared on common stock of
   Equality Bancorp, Inc. at $.06 per share       --                --            --          (141,120)

Other comprehensive income (loss),
   net of tax                                     --                --            --           907,742
                                            --------        ----------      --------        ----------
Balance, March 31, 1998                           --        (1,277,104)           --        25,837,815

Net income                                        --                --            --         1,129,280

Exercise of stock options                         --                --            --            60,733

Tax benefit of stock options exercised            --                --            --             4,247

Purchase of stock for restricted stock
   awards                                         --                --      (739,456)         (739,456)

Purchase of treasury stock                  (166,431)               --            --          (166,431)

Amortization of stock awards                      --                --       120,131           120,131

Amortization of ESOP awards                       --           142,335            --           188,522

Dividend declared on common stock of
   Equality Bancorp, Inc. at $.24 per share       --                --            --          (568,356)

Other comprehensive income (loss),
   net of tax                                     --                --            --          (258,755)
                                            --------        ----------      --------        ----------
Balance, March 31, 1999                     (166,431)       (1,134,769)     (619,325)       25,607,730
                                            ========        ==========      ========        ==========


See accompanying notes to consolidated financial statements.

                                           EQUALITY BANCORP, INC. AND SUBSIDIARIES

                                            Consolidated Statements of Cash Flows

                                          Years ended March 31, 1999, 1998, and 1997

                                                                           1999                1998                1997
                                                                      -------------        ------------        -----------
Cash flows from operating activities:
   Net income                                                         $   1,129,280           1,239,166            504,772
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization:
           Office properties and equipment                                  237,834             272,470            280,383
           Real estate investments                                            7,508              11,261             17,140
           Premiums and discounts, net                                     (366,626)             26,339            216,824
           Mortgage servicing rights                                        680,338             383,812            185,281
           Stock awards                                                     120,131                  --                 --
      Decrease (increase) in accrued interest receivable                   (291,773)             52,687           (221,226)
      Provision for losses on loans                                              --             115,513             50,000
      Gain on sale of mortgage loans                                     (2,673,260)         (1,722,985)        (1,120,907)
      Increase (decrease) in valuation reserve on loans
         held for sale                                                      (10,517)             53,652            (80,291)
      Gain on sale of real estate                                          (148,391)             (1,154)          (113,571)
      Gain on the sale of investment and mortgage-backed
         securities available for sale, net                                (166,388)            (41,044)            (7,284)
      Increase (decrease) in accrued interest payable on
         savings deposits                                                    66,077                (396)            32,457
      Change in income taxes payable                                       (492,604)            596,329            228,326
      Equity in loss of joint ventures                                       54,430              44,109              2,433
      Other, net                                                         (2,429,385)          2,735,473             26,476
   Origination and purchases of loans held for sale                    (177,318,757)       (115,459,407)       (69,850,656)
   Proceeds from sales of loans held for sale                           187,521,731         107,056,970         78,960,183
                                                                      -------------        ------------        -----------
            Net cash provided by (used in) operating activities           5,919,628          (4,637,205)         9,110,340
                                                                      -------------        ------------        -----------

Cash flows from investing activities:
Net decrease (increase)  in loans receivable                             10,711,331          (2,546,296)        (7,017,916)
   Decrease in interest-bearing deposits                                    293,000           2,441,744          5,750,746
   Principal repayments on investment securities available for sale          40,641                 --             476,709
   Principal repayments on mortgage-backed securities
      available for sale                                                 33,071,367           3,134,164          4,584,586
   Proceeds from maturities of investment securities
      available for sale                                                 67,770,704          66,524,057         11,935,000
   Proceeds from the sale of investment securities
      available for sale                                                 41,459,748          50,716,621         28,377,443
   Proceeds from the sale of mortgage-backed securities
      available for sale                                                 26,459,805          10,035,942         22,254,028
   Proceeds from maturities of investment securities
      held to maturity                                                    2,000,000           2,250,000          1,000,000
   Purchase of investment securities available for sale                (120,808,643)       (114,672,471)       (72,469,418)
   Purchase of mortgage-backed securities available for sale            (92,917,447)        (56,569,108)       (14,211,212)
   Proceeds from the sale of real estate acquired
      through foreclosure                                                        --              83,995            178,249
   Proceeds from the sale of real estate held for investment                344,290                  --          1,071,372
   Decrease in joint venture borrowings                                     649,047              13,865             12,513
   Purchase of stock in FHLB                                             (1,711,100)         (1,850,000)          (200,000)
   Increase in mortgage servicing rights                                 (1,322,372)           (708,134)          (437,489)
   Purchase of office properties and equipment, net                      (1,114,904)         (2,913,166)           (79,135)
                                                                      -------------        ------------        -----------
            Net cash used in investing activities                       (35,074,533)        (44,058,787)       (18,774,524)
                                                                      -------------        ------------        -----------

Cash flows from financing activities:
   Net increase (decrease) in savings deposits                            9,652,450          (3,681,578)        (1,532,416)
   Proceeds from FHLB advances                                           36,500,000         106,500,000        101,000,000
   Repayment of FHLB advances                                           (10,315,733)        (65,500,000)       (94,000,000)
   Proceeds from other borrowed money                                       147,089             565,730                 --
   Repayment of other borrowed money                                             --            (135,840)           (56,602)
   Cash dividends paid                                                     (568,356)           (269,442)          (232,983)
   Increase (decrease) in advance payments by borrowers
      for taxes and insurance                                               (36,316)             19,174            (26,908)
   Proceeds from sale of common stock                                            --          11,112,371                 --
   Capital contribution from First Missouri Financial, M.H.C.                    --              50,000                 --
   Proceeds from exercise of stock options                                   60,733              68,916                 --
   Purchase of stock for restricted stock awards                           (739,456)                 --                 --
   Purchase of treasury stock                                              (166,431)                 --                 --
                                                                      -------------        ------------        -----------
            Net cash provided by financing activities                    34,533,980          48,729,331          5,151,091
                                                                      -------------        ------------        -----------

            Net increase (decrease) in cash and cash equivalents          5,379,075              33,339         (4,513,093)

Cash and cash equivalents, beginning of year                              1,070,538           1,037,199          5,550,292
                                                                      -------------        ------------        -----------
Cash and cash equivalents, end of year                                $   6,449,613           1,070,538          1,037,199
                                                                      =============        ============        ===========
Supplemental disclosure of cash flow information:
   Interest paid                                                      $  12,285,351           9,725,778          9,079,632
   Income taxes paid                                                      1,030,012              75,958                989
   Noncash transfers of loans to real estate acquired
      through foreclosure                                                        --              19,674            253,689
                                                                      =============        ============        ===========

See accompanying notes to consolidated financial statements.

                                        EQUALITY BANCORP, INC. AND SUBSIDIARIES

                                    Consolidated Statements of Comprehensive Income

                                       Years ended March 31, 1999, 1998, and 1997

                                                                            1999           1998            1997
                                                                         ----------      ---------       --------
Net income                                                               $1,129,280      1,239,166        504,772
Other comprehensive income (loss):
   Net unrealized gain (loss) on investment and mortgage-
      backed securities available for sale, net of tax                     (157,258)       932,779       (457,848)
   Less adjustment for loss (gain) on sale
      of investment and mortgage-backed
      securities available for sale realized in net
      income, net of tax of $64,891, $16,007, and
      $2,841 in 1999, 1998, and 1997, respectively                         (101,497)       (25,037)        (4,443)
                                                                         ----------      ---------       --------
         Total other comprehensive income (loss)                           (258,755)       907,742       (462,291)
                                                                         ----------      ---------       --------
Comprehensive income                                                     $  870,525      2,146,908         42,481
                                                                         ==========      =========       ========

See accompanying notes to consolidated financial statements.

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 1999 and 1998


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

            BUSINESS

            Equality provides a full range of banking services to individual and corporate customers from its home office and four branch locations in the St. Louis area. In addition, Equality provides mortgage lending services from five locations. Equality is subject to competition from other financial institutions, is subject to the regulations of certain regulatory agencies, and undergoes periodic examinations by those regulatory authorities.

            BASIS OF FINANCIAL STATEMENT PRESENTATION

            The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In the normal course of business, Equality encounters two significant types of risk: economic and regulatory. Economic risk is comprised of interest rate risk, credit risk and market risk. Equality is subject to interest rate risk to the degree that its interest-bearing liabilities reprice on a different basis than its interest-earning assets. Credit risk is the risk of default on Equality's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the value of Equality's investment in real estate.

                                                               (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 1999 and 1998


            Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. The determination of the allowance for loan losses is based on estimates that are particularly susceptible to changes in the economic environment and market conditions. This balance may be adjusted in the future based on such changes, or based on the results of regulatory examinations.

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

            ECC operates under the name of Equality Insurance Agency and Flood Information Specialists and is a wholly owned subsidiary of ESB. ECC's services and activities include sales of multiple lines of insurance to the general public and the issuance of flood plain certificates. EMC operates as a mortgage banker and is a wholly owned subsidiary of ESB.

            RESTRICTED CASH

            Included in cash is $98,740 and $145,164 at March 31, 1999 and 1998, respectively, which consist of assistance funds held by EMC on behalf of mortgagors participating in a subsidy program. The subsidy is passed through to the investors monthly.

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

            Available for sale securities are recorded at fair value. Held to maturity securities are recorded at amortized cost, adjusted for the amortization of premiums or discounts. Unrealized gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and reported as a separate component of stockholders' equity until realized. Gains and losses on the sale of available for sale securities are determined using the specific identification method.

            A decline in the fair value of any available for sale or held to maturity security below cost that is deemed to be other than temporary is charged to earnings and results in the establishment of a new cost basis for the security.

                                                               (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 1999 and 1998


            LOANS RECEIVABLE AND RELATED FEES

            Loans receivable, other than loans held for sale, are carried at cost because Equality has both the intent and the ability to hold them for the foreseeable future. Mortgage loans held for sale are valued at the lower of cost or market, on an aggregate loan basis. Interest is credited to income as earned; however, interest receivable is accrued only if deemed collectible. Loans are placed on nonaccrual status when management believes that the borrower's financial condition, after consideration of economic conditions and collection efforts, is such that collection of interest is doubtful. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current.

            EMC derives income primarily from the origination and subsequent sale of mortgage loans and from the servicing of mortgage loans. EMC recognizes the fees charged as income upon receipt of proceeds from the sale of the mortgage from the investor. Mortgages are sold at such times as management deems advisable. EMC's activities are performed primarily in the St. Louis metropolitan area.

            EMC capitalizes the cost of originated mortgage servicing rights retained as assets. The cost of the mortgage servicing rights is being amortized over periods ranging up to eight years using the straight-line method. A valuation allowance is established when the carrying value of the mortgage servicing rights exceeds the fair value.

            The allowance for loan losses is increased by provisions charged to expense and is reduced by loan charge-offs, net of recoveries. Management utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses. Management's approach, which provides for general and specific valuation allowances, considers numerous factors including general economic conditions, loan portfolio composition, prior loss experience, independent appraisals and such other factors which, in management's judgment, deserve current recognition in estimating loan losses. Management believes the allowance for loan losses is adequate to absorb possible losses in the loan portfolio. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require Equality to increase the allowance for loan losses based on their judgment about information available to them at the time of their examination.

            PREMIUMS AND DISCOUNTS

            Premiums and discounts on investment securities, mortgage-backed securities and purchased loans and unearned discounts on property improvement loans are amortized using the interest method over the period to maturity, adjusted for anticipated prepayments.

            FUNDS HELD FOR INVESTORS

            EMC holds funds belonging to investors in separate bank accounts which are offset by liabilities for escrow and other fiduciary funds. These funds and the related liabilities are not included in the consolidated balance sheets. These amounts totaled $2,931,756 and $2,649,381 at March 31, 1999 and 1998,
            respectively.

                                                               (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 1999 and 1998


            At March 31, 1999 and 1998, escrow funds related to loans serviced by EMC for ESB totaled $537,434 and $635,143, respectively, and are included in savings deposits in the consolidated balance sheets.

            INVESTMENT IN REAL ESTATE

            Investment in real estate includes real estate held for investment, investment in a real estate joint venture and real estate acquired through foreclosure.

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

            STOCK IN FEDERAL HOME LOAN BANK

            Equality, as a member of the Federal Home
            Loan Bank System administered by the Federal Housing Finance Board, is required to maintain an investment in the capital stock of the Federal Home Loan Bank of Des Moines (FHLB) in an amount equal to the greater of 1% of Equality's total mortgage-related assets at the beginning of each year, 0.3% of Equality's total assets at the beginning of each year or 5% of advances from the FHLB to Equality. The stock is recorded at cost which represents redemption value.

            OFFICE PROPERTIES AND EQUIPMENT

            Land is carried at cost. Office buildings and improvements, furniture and equipment and automobiles are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are charged to expense using the straight-line method over the estimated useful lives of the related assets. Useful lives are 10 to 50 years for office buildings and improvements, 7 to 10 years for furniture and equipment and 5 years for automobiles.

                                                               (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 1999 and 1998



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

            RECLASSIFICATIONS

            Certain reclassifications of 1998 and 1997 information have been made to conform with the 1999 presentation. Such reclassifications have no effect on previously reported net income.

            EARNINGS PER SHARE

            Basic earnings per share was computed based upon weighted average common shares outstanding of 2,371,240, 2,414,131 and 2,440,906 for 1999, 1998 and 1997, respectively. Diluted earnings per share was computed based upon weighted average common shares and dilutive potential common shares outstanding of 2,404,607, 2,443,395 and 2,455,228 for 1999, 1998 and 1997, respectively.
            Stock options are the only dilutive potential common shares.

            Earnings per share information has also been adjusted to reflect the Conversion and the exchange of each share of common stock of Equality Savings and Loan Association, F.A. for 2.9724 shares of Equality's common stock. Only ESOP shares committed to be released are considered outstanding for purposes of computing earnings per share. ESOP shares totaling 61,621, 45,014 and 14,213 are considered outstanding for earnings per share calculation purposes at March 31, 1999, 1998 and 1997, respectively.

            TREASURY STOCK

            The purchase of Equality's common stock is recorded at cost. Any subsequent reissuance is recorded at the average cost basis of such common stock.

            CONSOLIDATED STATEMENTS OF CASH FLOWS

            For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of cash and interest-bearing demand deposits.

            COMPREHENSIVE INCOME

            Equality adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, effective January 1, 1998, which established standards for the reporting and display of comprehensive income and its components. Equality has elected to report comprehensive income in a separate financial statement.

                                                               (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 1999 and 1998


            SEGMENT INFORMATION

            In 1999, Equality adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which established standards for the way that public enterprises report information about operating segments in annual financial statements. The services provided by Equality are classified into two industry segments - retail banking and mortgage banking.

            The retail banking operations of Equality are executed by ESB, while the mortgage banking operations are carried out by EMC. Separate financial statements are maintained for each segment, which identifies each segment's assets and net income. Revenue from the retail banking segment is derived primarily from net interest revenue, which includes both interest income and expense. Revenue from the mortgage banking segment is derived primarily from the fee income generated from gain on sale of mortgage loans and loan servicing fees and late charges.

(2)   REGULATORY CAPITAL

      The capital regulations of the Office of Thrift Supervision
      (OTS), as a result of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA), require savings institutions to have minimum tangible capital equal to 1.5% of total adjusted assets, a minimum 3% leverage (core capital) ratio, and an 8% risk-based capital ratio. The risk-based capital requirement is calculated based on the credit risk presented by both on-balance-sheet assets and off-balance-sheet commitments and obligations. Assets are assigned a credit-risk weighting based upon their relative risk ranging from 0% for assets backed by the full faith and credit of the United States or that pose no credit risk to the institution to 100% for assets such as delinquent or repossessed assets. As of March 31, 1999, ESB met all OTS capital requirements.

      ESB is also subject to the regulatory framework for prompt corrective action as established by the Federal Deposit Insurance Corporation Improvement Act (FDICIA). To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. At March 31, 1999, ESB is considered well capitalized.

                                                               (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 1999 and 1998


ESB's actual and required capital amounts and ratios at March 31, 1999 and 1998 are as follows:

                                                                           1999
                                        ----------------------------------------------------------------------------
                                                                                                   TO BE WELL
                                                                         MINIMUM                 CAPITALIZED FOR
                                                                      FOR OTS CAPITAL            PROMPT CORRECTIVE
                                              ACTUAL                 ADEQUACY PURPOSES           ACTION PROVISIONS
                                        ------------------          -------------------        ---------------------
                                        RATIO       AMOUNT            RATIO       AMOUNT         RATIO        AMOUNT
                                        -----       ------            -----       -----          -----        ------
Stockholders' equity
   ratio to total assets                8.51%     $ 24,290,744
Unrealized gain on
   investment and
   mortgage-backed
   securities available
   for sale, net of tax                               (139,464)
                                       -----      ------------
Tangible capital, and
   ratio to adjusted
   total assets                         8.39%     $ 24,151,280        1.50%     $4,318,500
Tier I (core) capital, and
   ratio to adjusted
   assets                               8.39%     $ 24,151,280        3.00%     $8,637,000        5.00%     $14,395,000
Tier I capital, and ratio
   to risk-weighted
   assets                              24.77%     $ 24,151,280                                    6.00%     $ 5,848,980
Allowance for loan
   losses (general
   valuation
   allowance)                                          366,032
                                       -----      ------------

                                       25.15%     $ 24,517,312        8.00%     $7,798,640       10.00%     $ 9,748,300
                                       =====      ============
Total assets                                      $288,129,000
                                                  ============
Adjusted total assets                             $287,900,000
                                                  ============
Risk-weighted assets                              $ 97,483,000
                                                  ============
                                                                                                          (Continued)


                                           EQUALITY BANCORP, INC. AND SUBSIDIARIES

                                          Notes to Consolidated Financial Statements

                                                   March 31, 1999 and 1998


                                                                           1998
                                        ----------------------------------------------------------------------------
                                                                                                   TO BE WELL
                                                                         MINIMUM                 CAPITALIZED FOR
                                                                      FOR OTS CAPITAL            PROMPT CORRECTIVE
                                              ACTUAL                 ADEQUACY PURPOSES           ACTION PROVISIONS
                                        ------------------          -------------------        ---------------------
                                        RATIO       AMOUNT            RATIO       AMOUNT         RATIO        AMOUNT
                                        -----       ------            -----       -----          -----        ------
Stockholders' equity
   ratio to total assets                9.58%     $ 24,446,813
Unrealized gain on
   investment and
   mortgage-backed
   securities available
   for sale, net of tax                               (398,219)
Investment in and
   advances to
   nonincludable
   subsidiaries                                       (833,000)
                                       -----      ------------
Tangible capital, and
   ratio to adjusted
   total assets                         9.14%     $ 23,215,594        1.50%     $3,810,066
Tier I (core) capital, and
   ratio to adjusted
   assets                               9.14%     $ 23,215,594        3.00%     $7,620,132        5.00%     $12,700,220
Tier I capital, and ratio
   to risk-weighted
   assets                              26.93%     $ 23,215,594                                    6.00%     $ 5,171,880
Allowance for loan
   losses (general
   valuation
   allowance)                                          344,200
                                       -----      ------------

                                       27.33%     $ 23,559,794        8.00%     $6,895,840       10.00%     $ 8,619,800
                                       =====      ============
Total assets                                      $255,163,546
                                                  ============
Adjusted total assets                             $254,004,407
                                                  ============
Risk-weighted
   assets                                         $ 86,198,000
                                                  ============

                                                               (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 1999 and 1998


(3)   INVESTMENT SECURITIES

      The amortized cost and fair value of investment securities classified as available for sale at March 31, 1999 and 1998 are as follows:

                                                                       GROSS             GROSS
                                                   AMORTIZED         UNREALIZED       UNREALIZED           FAIR
                                                     COST              GAINS            LOSSES             VALUE
                                                   ---------         ----------       ----------           -----
1999:
   U.S. government and agency
      obligations                                $59,922,329           663,274            85,362        60,500,241
   Corporate obligations                          21,068,452             4,558            25,642        21,047,368
                                                 -----------           -------           -------        ----------
         Total debt securities                    80,990,781           667,832           111,004        81,547,609

   Marketable equity securities                       87,730                --                --            87,730
                                                 -----------           -------           -------        ----------
                                                 $81,078,511           667,832           111,004        81,635,339
                                                 ===========           =======           =======        ==========

1998:
   U.S. government and agency
      obligations                                $68,359,039           548,828            10,711        68,897,156
                                                 ===========           =======           =======        ==========

      The amortized cost and fair value of debt securities classified as available for sale at March 31, 1999, by contractual maturity, are as follows:

                                                                                      AMORTIZED            FAIR
                                                                                        COST               VALUE
                                                                                      ---------            -----
Due in one year or less                                                              $   500,000           508,750
Due after one year through five years                                                 26,447,914        26,696,504
Due after five years through ten years                                                30,525,947        30,674,495
Due after ten years                                                                   23,516,920        23,667,860
                                                                                     -----------        ----------
                                                                                     $80,990,781        81,547,609
                                                                                     ===========        ==========

      Proceeds from sales of investment securities during 1999, 1998 and 1997 were approximately $41.5 million, $50.7 million and $28.4 million, respectively. During 1999, 1998 and 1997, gross gains of $179,282, $391,171 and $77,173, respectively, and gross losses of $-0-, $266,974 and $41,296, respectively, were recognized on these sales.

                                                               (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 1999 and 1998


      The amortized cost and fair value of investment securities classified as held to maturity at March 31, 1999 and 1998 are as follows:

                                                                              GROSS            GROSS
                                                        AMORTIZED           UNREALIZED       UNREALIZED          FAIR
                                                          COST                GAINS            LOSSES            VALUE
                                                        ---------           ----------       ----------          -----
      U.S. government and agency
         obligations:
            1999                                       $   600,000                --            69,000           531,000
                                                       ===========          ==========       ==========        =========
            1998                                       $ 2,600,000                --            73,000         2,527,000
                                                       ===========          ==========       ==========        =========

      The investment security classified as held to maturity at March 31, 1999, matures on July 30, 2003.

(4)   MORTGAGE-BACKED SECURITIES

      The amortized cost and fair value of mortgage-backed securities classified as available for sale at March 31, 1999 and 1998 are as follows:

                                                                               GROSS            GROSS
                                                         AMORTIZED           UNREALIZED       UNREALIZED          FAIR
                                                            COST                GAINS            LOSSES           VALUE
                                                         ---------           ----------       ----------          -----
      1999:
         FNMA                                          $49,511,993            84,140           231,294        49,364,839
         FHLMC                                          17,203,265             8,191            91,914        17,119,542
         GNMA                                           24,423,724            51,481           148,803        24,326,402
                                                       -----------           -------        ----------        ----------
                                                       $91,138,982           143,812           472,011        90,810,783
                                                       ===========           =======        ==========        ==========
      Weighted average interest rate at March 31                     6.28%
                                                                     ====
      1998:
         FNMA                                          $28,524,134            71,109            25,082        28,570,161
         FHLMC                                           2,559,036            29,439             8,305         2,580,170
         GNMA                                           27,318,596            73,673            30,511        27,361,758
                                                       -----------           -------        ----------        ----------
                                                       $58,401,766           174,221            63,898        58,512,089
                                                       ===========           =======        ==========        ==========

      Weighted average interest rate at March 31                     6.38%
                                                                     ====

                                                               (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 1999 and 1998


      The amortized cost and fair value of mortgage-backed securities classified as available for sale at March 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers have the right to prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                    AMORTIZED            FAIR
                                                                      COST               VALUE
                                                                    ---------            -----
      Due in one year or less                                      $   609,887           612,282
      Due after one year through five years                            665,829           668,176
      Due after five years through ten years                         6,334,109         6,283,662
      Due after ten years                                           83,529,157        83,246,663
                                                                   -----------        ----------
                                                                   $91,138,982        90,810,783
                                                                   ===========        ==========

      Proceeds from the sale of mortgage-backed securities during 1999, 1998 and 1997 were approximately $26.5 million, $10.0 million and $22.3 million, respectively. During 1999, 1998 and 1997, gross gains of $32,802, $5,880 and $97,917, respectively, and gross losses of $45,696, $89,033 and $126,510, respectively, were recognized on these sales.

                                                               (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 1999 and 1998


(5)   LOANS RECEIVABLE

      Loans receivable are summarized as follows:

                                                                                         1999              1998
                                                                                     -----------       -----------
      Loans secured by real estate:
         Residential:
            One- to four-family:
               Conventional                                                          $54,525,316        67,542,904
               FHA and VA                                                             10,629,163        11,718,426
            Multifamily                                                                1,429,600         1,381,749
         Commercial                                                                    4,381,981         2,683,582
         Loans held for sale                                                           7,021,322        14,523,036
                                                                                     -----------       -----------
               Total loans secured by real estate                                     77,987,382        97,849,697
                                                                                     -----------       -----------
      Commercial business                                                              9,642,046         8,153,453
      Loans secured by savings deposits                                                  254,014           391,010
      Property improvement                                                             1,481,520         1,727,691
      Automobiles                                                                      1,042,031           616,911
      Other                                                                              267,739           157,183
                                                                                     -----------       -----------
               Total loans                                                            90,674,732       108,895,945

      Less:
         Loans in process                                                                     --             3,000
         Deferred loan fees, net                                                          25,086            36,840
         Unearned discounts                                                                4,999             8,029
         Allowance for loan losses                                                       366,032           374,200
         Valuation reserve on loans held for sale                                         47,938            58,455
                                                                                     -----------       -----------
                                                                                     $90,230,677       108,415,421
                                                                                     ===========       ===========
      Weighted average interest rate at March 31                                            7.63%             7.76%
                                                                                     ===========       ===========

      Adjustable rate mortgages at March 31, 1999 and 1998 totaled approximately $39.0 million and $53.0 million, respectively.

      At March 31, 1999 and 1998, loans secured by real estate contractually delinquent 90 days or more totaled $700,889 and $852,715, respectively. Of these amounts, $485,574 and $833,241, respectively, were insured by the Federal Housing Administration or guaranteed by the Veterans Administration. No loans were deemed by management to be impaired at March 31, 1999 or 1998.

                                                               (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 1999 and 1998


      EMC had commitments to sell loans of approximately $9.0 million and $12.0 million at March 31, 1999 and 1998, respectively.

      Loans serviced by EMC at March 31, 1999, 1998 and 1996 are as follows:

                                                                      1999              1998              1997
                                                                 ------------       -----------        -----------
      For ESB                                                    $ 71,495,259        85,638,732         90,600,283
      For others                                                  297,751,904       254,415,299        232,430,243
                                                                 ------------       -----------        -----------
                                                                 $369,247,163       340,054,031        323,030,526
                                                                 ============       ===========        ===========

      Activity in the allowance for loan losses is summarized as follows:

                                                                       1999               1998               1997
                                                                     --------           -------            -------
      Balance, beginning of year                                     $374,200           283,000            233,000
      Provision charged to expense                                         --           115,513             50,000
      Charge-offs                                                      (8,168)          (24,313)                --
                                                                     --------           -------            -------
      Balance, end of year                                           $366,032           374,200            283,000
                                                                     ========           =======            =======

      Following is a summary of activity for 1999 of loans made to executive officers and directors or to entities in which such individuals had beneficial interest. Such loans were made in the normal course of business on substantially the same terms, including interest and collateral requirements, as those prevailing at the same time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present unfavorable features.

            Balance at March 31, 1998            $1,507,210
            Payments received                       (77,463)
                                                 ----------
            Balance at March 31, 1999            $1,429,747
                                                 ==========

(6)   INVESTMENT IN REAL ESTATE

      Investment in real estate is summarized as follows:

                                                                        1999             1998
                                                                       -------         -------
      Real estate held for investment                                  $58,054          279,784
      Investment in real estate joint venture:
         Equity in operations                                               --         (194,514)
         Loan to real estate joint venture                                  --          649,047
                                                                       -------         --------
                                                                       $58,054          734,317
                                                                       =======         ========

      At March 31, 1998, the investment in real estate joint venture consisted of the WC Joint Venture, a 50%-owned venture formed in 1986.

                                                               (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 1999 and 1998


(7)   MORTGAGE SERVICING RIGHTS

      The cost of mortgage servicing rights capitalized and the resulting increase in gain on sale of mortgage loans amounted to $1,392,501, $768,801 and $483,093 in 1999, 1998 and 1997,
      respectively. Equality established an impairment reserve of $209,964, $139,835 and $66,022 in 1999, 1998 and 1997,
      respectively. The fair value of the capitalized mortgage servicing rights was approximately $2,597,000 and $1,513,000 at March 31, 1999 and 1998, respectively. The fair value was estimated based on quoted market prices for mortgage servicing rights of a similar nature. Note rate and loan type are the predominant characteristics used to evaluate the carrying and fair value of the capitalized mortgage servicing rights.

(8)   OFFICE PROPERTIES AND EQUIPMENT

      Office properties and equipment are summarized as follows:

                                                                             1999               1998
                                                                          ----------         ---------
      Land                                                                $1,583,358         1,446,688
      Office buildings and improvements                                    4,427,565         3,215,426
      Furniture and equipment                                              2,449,769         2,345,405
      Automobiles                                                             63,365            61,965
      Property held for future expansion                                   1,133,574         1,691,288
                                                                          ----------         ---------
                                                                           9,657,631         8,760,772

      Less accumulated depreciation and
         amortization                                                      3,206,274         3,186,485
                                                                          ----------         ---------
                                                                          $6,451,357         5,574,287
                                                                          ==========         =========

      Depreciation and amortization expense for 1999, 1998 and 1997 was $237,834, $272,470 and $280,383, respectively.

      ESB is obligated under a certain noncancellable lease on a property. The future minimum lease payments under this lease totals $90,000 per year for the next 10 years.

                                                               (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 1999 and 1998


(9)   ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

      Accrued interest receivable and other assets are summarized as follows:

                                                                             1999               1998
                                                                          ----------         ---------
      Accrued interest receivable:
         Loans receivable                                                 $  461,779           554,529
         Interest-bearing deposits                                             4,008             3,849
         Investment securities                                               927,600           813,496
         Mortgage-backed securities                                          594,483           324,223
                                                                          ----------         ---------
               Total accrued interest receivable                           1,987,870         1,696,097

      Accounts receivable                                                    296,977           260,572
      Prepaid expenses                                                       164,946           229,605
      Other                                                                  275,827           144,634
                                                                          ----------         ---------
                                                                          $2,725,620         2,330,908
                                                                          ==========         =========

(10)  SAVINGS DEPOSITS

      Savings deposits are summarized as follows:

                                                          1999                                        1998
                                         ------------------------------------    ----------------------------------------
                                                        WEIGHTED                                    WEIGHTED
                                                         AVERAGE      PERCENT                       AVERAGE       PERCENT
                                                        INTEREST     OF TOTAL                       INTEREST     OF TOTAL
                                             AMOUNT       RATE        SAVINGS       AMOUNT            RATE        SAVINGS
                                         ------------     ----       --------    ------------       --------     --------
      Demand deposits:
         Checking                        $ 16,082,858     1.13%        12.5%     $ 15,289,961        1.04%         12.8%
         Passbook savings                  20,766,651     2.51         16.1        19,762,521        2.51          16.6
         Money market                       8,236,660     4.31          6.4         5,516,869        3.07           4.6
                                         ------------     ----        -----      ------------        ----         -----
      Total demand
         deposits                          45,086,169     2.34         35.0        40,569,351        2.03          34.0
                                         ------------     ----        -----      ------------        ----         -----
      Certificates of deposit:
         Negotiated rate
            ($100,000
            or more)                        2,111,581     5.79          1.6         2,214,167        6.12           1.9
         Other                             81,756,076     5.45         63.4        76,517,858        5.76          64.1
                                         ------------     ----        -----      ------------        ----         -----
      Total certificates
         of deposit                        83,867,657     5.46         65.0        78,732,025        5.77          66.0
                                         ------------     ----        -----      ------------        ----         -----
                                         $128,953,826     4.37%       100.0%     $119,301,376        4.49%        100.0%
                                         ============     ====        =====      ============        ====         =====

                                                               (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 1999 and 1998


      Certificates of deposit by interest rate ranges are as follows:

                                                                             1999                        1998
                                                                ---------------------------   ---------------------------
                                                                                   WEIGHTED                      WEIGHTED
                                                                                    AVERAGE                       AVERAGE
                                                                   AMOUNT            RATE       AMOUNT             RATE
                                                                -----------        --------   -----------        --------
      Less than 3.00%                                           $        --            --%    $     2,792          2.50%
      3.00% to 3.99%                                                 16,307          3.00          26,404          3.00
      4.00% to 4.99%                                             17,288,243          4.59       3,213,652          4.22
      5.00% to 5.99%                                             49,392,324          5.40      48,216,444          5.38
      6.00% to 6.99%                                             13,634,306          6.26      15,121,692          6.24
      7.00% to 7.99%                                              2,981,837          7.00      11,634,441          7.00
      8.00% and greater                                             554,640          9.75         516,600           9.75
                                                                -----------          ----     -----------          -----
                                                                $83,867,657          5.46%    $78,732,025          5.77%
                                                                ===========          ====     ===========          ====

      Certificates of deposit at March 31, 1999 and 1998 are scheduled to mature as follows:

                                                                            1999                          1998
                                                                ---------------------------    ---------------------------
                                                                                   PERCENT                        PERCENT
                                                                  AMOUNT           OF TOTAL       AMOUNT          OF TOTAL
                                                                -----------        --------    -----------        --------
      Within one year                                           $46,478,826          55.4%    $42,429,774          53.9%
      Second year                                                12,329,265          14.7      21,282,173          27.0
      Third year                                                  4,943,112           5.9       6,832,276           8.7
      Fourth year                                                13,108,564          15.6       4,563,009           5.8
      Thereafter                                                  7,007,890           8.4       3,624,793           4.6
                                                                -----------         -----     -----------         -----
                                                                $83,867,657         100.0%    $78,732,025         100.0%
                                                                ===========         =====     ===========         =====

      Interest expense on savings deposits by type is summarized as follows:

                                                                                   1999            1998           1997
                                                                                ----------      ---------      ---------
      Checking and money market demand                                          $  431,004        342,468        320,394
      Passbook savings                                                             506,352        663,498        545,808
      Certificates of deposit                                                    4,520,790      4,627,726      4,815,982
                                                                                ----------      ---------      ---------
                                                                                $5,458,146      5,633,692      5,682,184
                                                                                ==========      =========      =========

                                                               (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 1999 and 1998


(11)  BORROWED MONEY

      Borrowed money at March 31, 1999 and 1998 is summarized as follows:

                                                                            1999                            1998
                                                               ----------------------------     ---------------------------
                                                                                   WEIGHTED                        WEIGHTED
                                                                                    AVERAGE                         AVERAGE
                                                                                   INTEREST                        INTEREST
                                                                  AMOUNT             RATE          AMOUNT            RATE
                                                               ------------        --------     ------------       --------
      Note payable to bank                                     $  1,825,783          2.25%     $  1,678,694          2.25%
      Advances from the FHLB:
         Due in 2001                                                     --            --        10,000,000          5.33
         Due in 2003                                             71,000,000          5.35        71,000,000          5.35
         Due in 2008                                             23,000,000          5.22        23,000,000          5.22
         Due in 2009                                             26,500,000          5.22                --            --
         Due in 2014                                              9,684,267          6.00                --            --
                                                               ------------          ----      ------------          ----
                                                               $132,010,050          5.35%     $105,678,694          5.27%
                                                               ============          ====      ============          ====

      At March 31, 1999, FHLB advances become callable, at the option of the FHLB, as follows:

            Presently callable                                 $ 61,000,000
            2000                                                 10,000,000
            2001                                                 10,000,000
            2002                                                 16,500,000
            2003                                                 13,000,000
            2004                                                 19,684,267
                                                               ------------
                                                               $130,184,267
                                                               ===========

      The note payable to bank, which is tied to average collected funds of EMC on deposit at such bank, is due April 23, 1999.
      Investment securities with an amortized cost of $4,154,500 and a fair value of $4,166,055 secure the note payable to bank at March
      31, 1999. FHLB advances are secured under a blanket agreement which assigns all FHLB stock, certain investment securities and mortgage loans equal to 130% of the outstanding advances balance. Investment securities with an amortized cost of $90,176,813 and a fair value of $89,383,632 are pledged to secure advances from the FHLB at March 31, 1999.

(12)  INCOME TAXES

      Prior to 1997, if certain conditions were met, savings and loan associations and savings banks were allowed special bad debt deductions in determining taxable income based on either specified experience formulas or on a percentage of taxable income before such deduction. Bad debt deductions in excess of actual losses were tax-preference items, and were subject to a minimum tax.
                                                               (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 1999 and 1998


      Equality used the percentage of taxable income method for the year ended March 31, 1996 in determining the bad debt deduction for tax purposes.

      The special bad debt deduction accorded thrift institutions is covered under Section 593 of the Internal Revenue Code (IRC). On August 20, 1996, the Small Business Job Protection Act of 1996 (the Act) was signed into law. The Act included the repeal of certain portions of Section 593 effective for tax years beginning after December 31, 1995. As a result, ESB is no longer allowed a percentage method bad debt deduction. The repeal of the thrift reserve method generally requires thrift institutions to recapture into income the portion of tax bad debt reserves accumulated since 1987 (base year reserve). The recapture will generally be taken into income ratably over six tax years. However, if ESB meets a residential loan requirement for tax years ending in 1998 and 1997, recapture of the reserve can be deferred until the tax year ending March 31, 1999. At March 31, 1999, ESB had bad debts deducted for tax purposes in excess of the base year reserve of approximately $204,000. ESB has recognized a deferred income tax liability on this amount.

      Certain events covered by IRC Section 593(e), which was not repealed, will trigger a recapture of the base year reserve. The base year reserve of thrift institutions would be recaptured if a thrift ceases to qualify as a "bank" for federal income tax purposes. The base year reserves of thrift institutions also remain subject to income tax penalty provisions which, in general, require recapture upon certain stock redemptions of, and excess distributions to, stockholders. At March 31, 1999, retained earnings included approximately $2.9 million of base year reserves for which no deferred federal income tax liability has been recognized.

      The composition of income tax expense for 1999, 1998 and 1997 is as follows:

                                                                              1999               1998              1997
                                                                            --------           -------           -------
      Current:
         Federal                                                            $499,690           613,427           187,974
         State                                                                45,397            69,277            23,752
                                                                            --------           -------           -------
               Total current                                                 545,087           682,704           211,726

      Deferred                                                               162,560            94,964            91,733
                                                                            --------           -------           -------

               Total income tax expense                                     $707,647           777,668           303,459
                                                                            ========           =======           =======

      Applicable income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate of 34% for the reasons noted in the table below:

                                                                              1999               1998              1997
                                                                            --------           -------           -------
      Tax at statutory federal income tax rate                              $624,555           685,724           274,799
      State income tax, net of federal tax benefit                            29,962            45,723            15,676
      Other, net                                                              53,130            46,221            12,984
                                                                            --------           -------           -------
                                                                            $707,647           777,668           303,459
                                                                            ========           =======           =======

                                                               (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 1999 and 1998


      The components of deferred tax assets and deferred tax liabilities at March 31, 1999 and 1998 were as follows:

                                                                                         1999                      1998
                                                                                      ----------               ---------
      Deferred tax assets:
         General loan loss allowance                                                  $  135,871                 138,903
         Deferred compensation                                                            72,871                  15,671
         Deferred loan fees                                                                   --                   5,769
         Excess servicing gains                                                           11,605                  15,008
         Other                                                                             1,553                   7,575
                                                                                      ----------               ---------
            Total deferred tax assets                                                    221,900                 182,926
                                                                                      ----------               ---------
      Deferred tax liabilities:
         Tax depreciation in excess of that recorded for
            book purposes                                                                221,266                 248,027
         FHLB stock dividends                                                            154,162                 154,162
         Allowance for loan losses in excess of base-year reserve                         69,296                  83,156
         Mortgage servicing rights                                                       545,057                 306,036
         Available for sale securities                                                    89,165                 250,221
         Other                                                                            16,297                  13,163
                                                                                      ----------               ---------
            Total deferred tax liabilities                                             1,095,243               1,054,765
                                                                                      ----------               ---------
            Net deferred tax liability                                                $  873,343                 871,839
                                                                                      ==========               =========

      The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Equality will realize the benefits of these temporary differences at March 31, 1999 and, therefore, has not established a valuation reserve.

(13)  EMPLOYEE STOCK OWNERSHIP PLAN, STOCK OPTION AND INCENTIVE
      PLAN, MANAGEMENT RECOGNITION PLAN, OFFICERS RETIREMENT PLAN
      AND 401(K) PLAN

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

                                                               (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 1999 and 1998


      In connection with the mutual holding company conversion, the ESOP purchased 26,600 shares (3.2% of total shares issued) of the Association's common stock at a subscription price of $10.00 per share using funds loaned by a third party. As a result of the Conversion, these ESOP shares were converted into 79,065 shares based on the Exchange Ratio. In connection with the Conversion, the ESOP purchased an additional 119,806 shares of common stock at a subscription price of $10.00 per share using funds loaned by Equality. During 1998, the third party loan was repaid and added to the Equality loan which is being repaid with level principal payments over 10 years. All shares are held in a suspense account for allocation among the participants as the loan is repaid. Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation. The purchases of the shares by the ESOP were recorded by Equality as unearned ESOP shares in a contra equity account. As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and Equality recognizes compensation expense equal to the fair market value of the shares committed to be released. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. Compensation expense related to the ESOP totaled $187,784, $67,142 and $28,544 for 1999, 1998 and 1997,
      respectively.

      The ESOP shares as of March 31, 1999 are as follows:

            Allocated shares                                      61,621
            Unreleased shares                                    137,250
                                                              ----------

                Total ESOP shares                                198,871
                                                              ==========
            Fair value of unreleased shares                   $1,166,625
                                                              ==========

      In connection with the mutual holding company conversion, Equality adopted the 1993 Stock Option and Incentive Plan which provided for the granting of options for a maximum of 38,000 shares of common stock at $10.00 per share to directors and key officers.
      As a result of the Conversion, the stock options and the price per share were converted based on the Exchange Ratio.

      Equality accounts for stock-based compensation under the stock option plan in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense as the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.

                                                               (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 1999 and 1998


      Information on Equality's stock options is summarized as follows:

                                                                                                AVERAGE        PER SHARE
                                                                                                 PRICE          OPTION
                                                                             SHARES           PER SHARE      PRICE RANGE
                                                                             -------          ---------      -----------
      Outstanding and exercisable
         at March 31, 1996                                                   112,951             $3.73         3.36-4.37
      Granted                                                                  --                --                --
                                                                             -------             -----         ---------
      Outstanding and exercisable
         at March 31, 1997                                                   112,951              3.73         3.36-4.37
      Exercised                                                               19,953              3.45         3.36-4.37
                                                                             -------             -----         ---------
      Outstanding and exercisable
         at March 31, 1998                                                    92,998              3.79         3.36-4.37
      Exercised                                                               13,938              3.61         3.36-4.37
                                                                             -------             -----         ---------
      Outstanding and exercisable
         at March 31, 1999                                                    79,060              3.82         3.36-4.37
                                                                             =======             =====         =========

      In conjunction with the conversion, Equality established a management recognition plan (the MRP) which acquired 65,550 shares of common stock during 1999 at an average price of $11.28 per share. The MRP provides that such common stock can be issued to employees in key management positions to encourage such employees to remain with Equality. Interest in the MRP for each participant vests over a five year period. Compensation expense related to vesting in the MRP totaled $120,131 for 1999.

      Equality maintains a retirement plan for certain officers. Upon retirement at age 65, each participating officer will receive $50,000 on an annual basis for a period of 10 years following retirement. Benefits to be paid for future service will be accrued over the remaining period of service of each officer. The plan has been funded through the purchase of life insurance contracts on each officer. The cash surrender value of the life insurance contracts totaled $121,636 and $86,597 at March 31, 1999 and 1998, respectively, and is included in other assets in the consolidated balance sheet. The related accrued liability totaled $87,600 and $42,212 at March 31, 1999 and 1998, respectively. Compensation expense related to the plan totaled $39,271 for both 1999 and 1998.

      Equality sponsors a defined contribution plan qualifying under
      Section 401(k) of the Internal Revenue Code. Participants may designate up to 15% of their annual compensation as their contribution to the plan, which is partially matched by Equality. Compensation expense related to the plan totaled $24,459, $27,064 and $21,585 for 1999, 1998 and 1997, respectively.

                                                               (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 1999 and 1998


(14)  DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

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

      At March 31, 1998, Equality had outstanding com-mitments to originate fixed rate mortgage loans of $4.8 million (at interest rates ranging from 6.50% to 8.00%). Commitments to extend credit may involve elements of interest rate risk in excess of the amount recognized in the consolidated balance sheets. Interest rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably since the time the commitment was made.

                                                               (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 1999 and 1998


      A summary of the carrying amounts and fair values of Equality's financial instruments at March 31, 1999 and 1998 is as follows:

                                                                            1999                          1998
                                                                --------------------------    ---------------------------
                                                                  CARRYING        FAIR         CARRYING          FAIR
                                                                   AMOUNT         VALUE         AMOUNT           VALUE
                                                                -----------    -----------    -----------     -----------
                       ASSETS

      Cash, primarily interest-
         bearing demand deposits                               $  6,449,613      6,449,613      1,070,538       1,070,538
      Interest-bearing deposits                                   1,085,000      1,105,697      1,378,000       1,407,542
      Investment securities                                      82,235,339     82,166,339     71,497,156      71,424,156
      Mortgage-backed securities                                 90,810,783     90,810,783     58,512,089      58,512,089
      Loans receivable                                           90,230,677     90,929,267    108,415,421     109,775,798
      Stock in Federal Home
         Loan Bank                                                6,911,100      6,911,100      5,200,000       5,200,000
      Accrued interest receivable                                 1,987,870      1,987,870      1,696,097       1,696,097
                                                                -----------    -----------    -----------     -----------
                                                                $279,710,382   280,360,669    247,769,301     249,086,220
                                                                ============   ===========    ===========     ===========

                       LIABILITIES

      Savings deposits                                           128,953,826   131,196,066    119,301,376     119,794,942
      Accrued interest payable
         on savings deposits                                         200,280       200,280        134,203         134,203
      Borrowed money                                             132,010,050   133,302,453    105,678,694     105,540,078
      Advance payments by
         borrowers for taxes
         and insurance                                                69,634        69,634        105,950         105,950
                                                                 -----------   -----------    -----------     -----------
                                                                $261,233,790   264,768,433    225,220,223     225,575,173
                                                                ============   ===========    ===========    ============

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

                                                               (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 1999 and 1998


            INVESTMENT AND MORTGAGE-BACKED SECURITIES

            Fair values are based on quoted market prices or dealer quotes.

            LOANS RECEIVABLE

            Fair values are estimated for portfolios of loans receivable with similar financial characteristics. Loans are segregated by type such as residential, commercial and consumer. Each loan receivable category is further segmented into fixed and adjustable rate interest terms. The fair value of loans receivable is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates equal to rates at which loans, similar in type, would be originated at March 31, 1999 and 1998, respectively. Estimated maturities are based upon the average remaining contractual lives for each loan receivable classification.

            STOCK IN FEDERAL HOME LOAN BANK

            Fair value is equal to cost, which represents redemption value.

            ACCRUED INTEREST RECEIVABLE, ACCRUED INTEREST PAYABLE ON
              SAVINGS DEPOSITS, AND ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE

            For accrued interest receivable, accrued interest payable on savings deposits and advance payments by borrowers for taxes and insurance, the carrying amount is a reasonable estimate of fair value because of the short maturity for these financial instruments.

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

      The fair value estimates provided are made at a point in time based on market information and information about the financial instruments. Because no market exists for a portion of Equality's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the fair value estimates.

                                                               (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 1999 and 1998


(15)  INDUSTRY SEGMENT INFORMATION

      The business segment results which follow are consistent with Equality's internal reporting system which is consistent, in all material respects, with generally accepted accounting principles.

                                                                           1999
                                              --------------------------------------------------------------
                                              EQUALITY         EQUALITY
                                              SAVINGS          MORTGAGE           CORPORATE
                                               BANK           CORPORATION         AND OTHER            TOTAL
                                              --------        -----------         ---------            -----
      Balance sheet information:
         Investment and mortgage-
            backed securities               $172,958,392               --             87,730        173,046,122
         Loans receivable, net                87,676,452        6,968,384         (4,414,159)        90,230,677
         Total assets                        285,539,615        9,243,476         (6,345,917)       288,437,174
         Savings deposits                    130,028,064               --         (1,074,238)       128,953,826
         Stockholders' equity                 24,290,744        2,272,196           (955,210)        25,607,730
                                            ============        =========         ==========        ===========

      Statement of income information:
         Total interest income              $ 17,012,620          924,685           (378,884)        17,558,421
         Total interest expense               12,417,420          635,835           (701,827)        12,351,428
                                            ------------        ---------         ----------        -----------
         Net interest income                   4,595,200          288,850            322,943          5,206,993
         Provision for losses on loans                --               --                 --                 --
         Noninterest income                      863,796        3,477,136           (103,700)         4,237,232
         Noninterest expense                   3,949,862        3,066,286            591,150          7,607,298
         Income tax expense                      406,449          272,823             28,375            707,647
                                            ------------        ---------         ==========        ===========
         Net income (loss)                  $  1,102,685          426,877           (400,282)         1,129,280
                                            ============        =========         ==========        ===========
      Capital expenditures                  $  1,010,704          104,200                 --          1,114,904
                                            ============        =========         ==========        ===========

                                                               (Continued)


                                     EQUALITY BANCORP, INC. AND SUBSIDIARIES

                                   Notes to Consolidated Financial Statements

                                           March 31, 1999 and 1998

                                                                           1998
                                              --------------------------------------------------------------
                                              EQUALITY         EQUALITY
                                              SAVINGS          MORTGAGE           CORPORATE
                                               BANK           CORPORATION         AND OTHER            TOTAL
                                              --------        -----------         ---------            -----
      Balance sheet information:
         Investment and mortgage-
            backed securities               $130,009,245               --                 --        130,009,245
         Loans receivable, net               105,994,297       14,456,552        (12,035,428)       108,415,421
         Total assets                        252,889,757       16,257,780        (13,597,224)       255,550,313
         Savings deposits                    120,419,074               --         (1,117,698)       119,301,376
         Stockholders' equity                 24,446,813        1,851,316           (460,314)        25,837,815
                                            ============       ==========        ===========        ===========

      Statement of income information:
         Total interest income              $ 14,345,013          810,591           (475,294)        14,680,310
         Total interest expense                9,707,997          530,656           (513,271)         9,725,382
                                            ------------       ----------        -----------        -----------
         Net interest income                   4,637,016          279,935             37,977          4,954,928
         Provision for losses on loans           115,513               --                 --            115,513
         Noninterest income                      554,469        2,489,439           (162,424)         2,881,484
         Noninterest expense                   3,209,980        2,407,612             86,473          5,704,065
         Income tax expense                      635,257          141,087              1,324            777,668
                                            ------------       ----------        -----------        -----------
         Net income (loss)                  $  1,230,735          220,675           (212,244)         1,239,166
                                            ============       ==========        ===========        ===========
      Capital expenditures                  $  2,790,356          122,810                 --          2,913,166
                                            ============       ==========        ===========        ===========

                                                                           1997
                                              --------------------------------------------------------------
                                              EQUALITY         EQUALITY
                                              SAVINGS          MORTGAGE           CORPORATE
                                               BANK           CORPORATION         AND OTHER            TOTAL
                                              --------        -----------         ---------            -----
      Statement of income information:
         Total interest income              $ 13,080,775          702,811           (173,317)        13,610,269
         Total interest expense                9,077,690          426,106           (391,707)         9,112,089
                                            ------------       ----------        -----------        -----------
         Net interest income                   4,003,085          276,705            218,390          4,498,180
         Provision for losses on loans            50,000               --                 --             50,000
         Noninterest income                      360,165        1,894,184            129,450          2,383,799
         Noninterest expense                   3,555,631        2,125,191            342,926          6,023,748
         Income tax expense                      252,847           17,820             32,792            303,459
                                            ------------       ----------        -----------        -----------
         Net income (loss)                  $    504,772           27,878            (27,878)           504,772
                                            ============       ==========        ===========        ===========
      Capital expenditures                  $     70,919            8,216                 --             79,135
                                            ============       ==========        ===========        ===========

                                                               (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 1999 and 1998


(16)  CONTINGENCIES

      The Company is involved in various litigation arising in the ordinary course of business. In the opinion of management, at the present time, disposition of the suits and claims will not have a material effect on the financial position of the Company.

(17)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Selected quarterly financial data for 1999 and 1998 is as follows:

                                                                                         QUARTER ENDED
                                                                    ------------------------------------------------------
                                                                    JUNE 30,    SEPTEMBER 30,   DECEMBER 31,     MARCH 31,
                                                                      1998           1998           1998           1999
                                                                    --------    -------------   ------------     ---------
                                                                          (THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
      Total interest income                                          $4,361          4,343          4,426          4,428
      Total interest expense                                          2,881          3,087          3,221          3,162
                                                                     ------         ------         ------         ------
            Net interest income                                       1,480          1,256          1,205          1,266
      Provision for losses
         on loans                                                        --             --             --             --
      Noninterest income                                                836            970          1,273          1,158
      Noninterest expense                                             1,736          1,909          2,009          1,953
                                                                     ------         ------         ------         ------
            Income before income
            tax expense                                                 580            317            469            471
      Income tax expense                                                229            120            180            179
                                                                     ------         ------         ------         ------
            Net income                                               $  351            197            289            292
                                                                     ======         ======         ======         ======
      Earnings per share:
         Basic                                                       $ 0.15           0.08           0.12           0.13
         Diluted                                                       0.15           0.08           0.12           0.12
                                                                     ======         ======         ======         ======

                                                                                                    (Continued)


                                     EQUALITY BANCORP, INC. AND SUBSIDIARIES

                                   Notes to Consolidated Financial Statements

                                           March 31, 1999 and 1998


                                                                                         QUARTER ENDED
                                                                    ------------------------------------------------------
                                                                    JUNE 30,    SEPTEMBER 30,   DECEMBER 31,     MARCH 31,
                                                                      1997           1997           1997           1998
                                                                    --------    -------------   ------------     ---------
                                                                          (THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
Total interest income                                                $3,407          3,530          3,863          3,880
   Total interest expense                                             2,304          2,338          2,468          2,615
                                                                     ------         ------         ------         ------
      Net interest income                                             1,103          1,192          1,395          1,265
Provision for losses
   on loans                                                              --             24             --             92
Noninterest income                                                      507            756            650            968
Noninterest expense                                                   1,302          1,373          1,444          1,584
                                                                     ------         ------         ------         ------
      Income before income
         tax expense                                                    308            551            601            557
Income tax expense                                                      120            215            237            206
                                                                     ------         ------         ------         ------

      Net income                                                     $  188            336            364            351
                                                                     ======         ======         ======         ======
Earnings per share:
   Basic                                                             $ 0.07           0.14           0.15           0.15
   Diluted                                                             0.07           0.14           0.15           0.15
                                                                     ======         ======         ======         ======

(18)  CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

      The condensed balance sheet as of March 31, 1999 and 1998 and the related condensed statements of income and cash flows for 1999 and from the date of inception through March 31, 1998 of the Company are as follows:


                                                      CONDENSED BALANCE SHEETS
                                                                                         1999              1998
                                                                                     -----------        ----------
                                  ASSETS
      Cash                                                                           $   995,648           962,144
      Investment in subsidiary                                                        24,290,744        24,446,813
      Other assets                                                                       497,290           423,051
                                                                                     -----------        ----------
         Total assets                                                                $25,783,682        25,832,008
                                                                                     ===========       ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

      Other liabilities                                                              $   175,952            (5,807)
      Stockholders' equity                                                            25,607,730        25,837,815
                                                                                     -----------        ----------
         Total liabilities and stockholders' equity                                  $25,783,682        25,832,008
                                                                                     ===========       ===========

                                                               (Continued)

                                       EQUALITY BANCORP, INC. AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements

                                               March 31, 1999 and 1998


                                             CONDENSED STATEMENTS OF INCOME
                                                                                                       FOUR MONTHS
                                                                                YEAR ENDED                ENDED
                                                                                 MARCH 31,               MARCH 31,
                                                                                  1999                    1998
                                                                               ----------             ------------

Revenue:
   Interest income                                                             $  134,243                   34,007
   Rental income                                                                   46,800                       --
   Dividends from subsidiary                                                    1,000,000                       --
   Other                                                                              817                       --
                                                                               ----------             ------------
                                                                                1,181,860                   34,007
                                                                               ----------             ------------
Expenses:
   Legal                                                                           81,193                   12,183
   Other                                                                           74,072                   13,393
                                                                               ----------             ------------
                                                                                  155,265                   25,576
                                                                               ----------             ------------
      Income before equity in undistributed
           income of subsidiary                                                 1,026,595                    8,431

Equity in undistributed income of subsidiary                                      102,685                  486,138
                                                                               ----------             ------------
      Net income                                                               $1,129,280                  494,569
                                                                               ==========             ============

                       CONDENSED STATEMENTS OF CASH FLOWS

Cash flows from operating activities:
   Net income                                                                  $1,129,280                  494,569
   Adjustments to reconcile net income to
      net cash used in operating activities:
         Equity in undistributed income of subsidiary                            (102,685)                (486,138)
         Depreciation expense                                                      22,367                       --
         Amortization of ESOP awards                                              188,522                   84,473
         Amortization of stock awards                                             120,131                       --
         Increase in income taxes payable                                         162,184                       --
         Other, net                                                               (72,785)                (170,927)
                                                                               ----------             ------------
            Net cash provided by (used in) operating activities                 1,447,014                  (78,023)
                                                                               ----------             ------------
Cash flows from investing activities - investment in subsidiary                        --              (10,000,000)
                                                                               ----------             ------------
Cash flows from financing activities:
   Proceeds from stock offering                                                        --               11,112,371
   Proceeds from exercise of stock options                                         60,733                   68,916
   Purchase of treasury stock                                                    (166,431)                      --
   Purchase of stock for restricted stock awards                                 (739,456)                      --
   Cash dividends paid                                                           (568,356)                (141,120)
                                                                               ----------             ------------
            Net cash provided by (used in) financing activities                (1,413,510)              11,040,167
                                                                               ----------             ------------
            Net increase in cash                                                   33,504                  962,144

Cash at beginning of period                                                       962,144                       --
                                                                               ----------             ------------
Cash at end of period                                                         $   995,648                  962,144
                                                                              ===========             ============

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
---------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         NONE.

                                   PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS , PROMOTERS AND CONTROL PERSONS,
--------------------------------------------------------------------------
COMPLIANCE WITH SECTION 1B(A) OF THE EXCHANGE ACT
-------------------------------------------------

         The following table sets forth certain information with respect to the persons who currently serve as members of the board of directors of equality.

                                 Age at                  Position Held                  Director          Term
          Name               June 29, 1999                 With ESB                      Since          Expires
          ----               -------------               -------------                  -------         -------
Leroy C.  Crook                   90                        Director                      1965            2001
Kenneth J.  Hrdlicka              56                        Director                      1983            2001
Michael J.  Walsh                 55                        Director                      1986            2001
Richard C.  Fellhauer             57         Director, Chairman of the Board, President   1973            1999
                                                    and Chief Executive Officer

Daniel C.  Aubuchon               51                        Director                      1981            1999
Stacey W.  Braswell               55                        Director                      1982            1999
Berenice J.  Mahacek              65                        Director                      1982            2000
Charles J.  Wolter                81                        Director                      1989            2000
Michael A.  Deelo                 43        Director, Executive Vice President and        1994            2000
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

      Michael A. Deelo has been a Senior Executive Vice President and Chief Financial Officer ofESB since 1997. Prior to that time, he served as Vice President and Chief Financial Officer of ESB.

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

ITEM 10.    EXECUTIVE COMPENSATION
----------------------------------

      The following tables summarize compensation information for the fiscal years ended March 31, 1999, 1998, 1997 and 1996 with respect to ESB's President and Chief Executive Officer. No other officers of ESB received compensation in excess of $100,000 during the fiscal year ended March 31, 1999.

                                           Annual Compensation             Long-Term Compensation
                                -------------------------------------   -----------------------------
                                                                                           Securities
                                                      Other Annual       Restricted        Underlying     All other
   Principal Position   Year    Salary      Bonus    Compensation<F1>   Stock Awards        Options     Compensation<F2>
   ------------------   ----    ------      -----    ----------------   ------------       ----------   ----------------
Richard C. Fellhauer
   President & Chief    1999   $159,415        --        $ 8,400          $199,688           25,000          $9,978
   Executive Officer    1998    138,000         -         10,200                --               --           3,000
                        1997    141,000         -          6,700                --               --           3,300

---------------------------------
<F1>     Consisting solely of directors' fees.
<F2>     Represents the dollar value of matching and discretionary profit sharing contributions pursuant to ESB's tax-qualified thrift plan and the Employee Stock Ownership Plan (the "ESOP") contributions (based on the value of the Common Stock on the date the Common Stock was allocated) made by ESB for the fiscal years ended March 31, 1996, 1997, 1998 and 1999.

         The following tables set forth information concerning options granted to the named executive officer in the last fiscal year and fiscal year end values of unexercised options.

                                                                                         Potential Realizable Value
                                                 % of Total                              at Assumed Annual Rate of
                               Number of         Options      Exercise                    Stock Price Appreciation
                           Securities Under-    Granted to    or Base                         for Option Term
                             lying Options      Employees in   Price      Expiration          ---------------
          Name                Granted (#)       Fiscal Year    ($/SH)        Date               5%          10%
          ----                -----------       -----------    ------        ----               --          ---
Richard C. Fellhauer             25,000            21.14%      13.90    August 14, 2008       $218,500   553,750

                                                              Number of Securities            Value of Unexercised
                                                              Underlying Unexercised          In-the-Money Options
                                                           Options at Fiscal Year End (#)    at Fiscal Year End <F2>
                                                           ------------------------------    -----------------------
                                                 Value
                            Shares Acquired    Realized
          Name                on Exercise      ($)<F1>     Exercisable    Unexercisable   Exercisable   Unexercisable
          ----                -----------      -------     -----------    -------------   -----------   -------------
Richard C. Fellhauer               --            $  --         29,947        25,000         $138,790         --

---------------------------------
<F1>   Market value of the underlying securities at the date of exercise minus the exercise price, multiplied by the number of underlying securities.

<F2>   Market value of the underlying securities at year end minus the exercise price, multiplied by the number of underlying securities. Based upon the closing price of the Common Stock as of March 31, 1999 of $8.50 per share.

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

      The agreement may be terminated at any time by the Board of Directors of Equality for conduct not constituting termination for "just cause" (e.g., personal dishonesty, incompetence, willful misconduct and breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation, final cease-and-desist order or any material breach of the employment agreement), or by Mr.
Fellhauer upon 90 days written notice to Equality, as the case may be. In the event the agreement is terminated by the Board of Directors without just cause, Equality is obligated to pay Mr. Fellhauer a severance payment equal to the remaining amount due under the agreement. In the event Mr. Fellhauer terminates the agreement, Equality will have no further obligations to Mr. Fellhauer for compensation and benefits under the terms of the agreement. In the event the agreement is terminated for just cause, Equality is obligated to pay Mr. Fellhauer his compensation and benefits through the date of termination of employment.

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

      For purposes of the Employment Agreement, a "change in control" shall be deemed to have occurred if: (a) a third person, including a "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934 (as in effect on the date hereof), becomes the beneficial owner of shares of Equality having 25% or more of the total number of votes that may be cast for the election of directors of Equality, including for this purpose any shares beneficially owned by such third person or group as of the date hereof, or
(b) as a result of, or in connection with, any cash tender or exchange offer or other business combination, sale of assets or contested election, or any combination of the foregoing transactions (a "Transaction"), the persons who were directors of Equility before the Transaction shall cease to constitute a majority of the Board of Directors of Equality or any successor to Equality. (In the event of any reorganization involving Eqality in a transaction initiated by Equality in which the shareholders of Equality immediately prior to such reorganization become the shareholders of a successor or ultimate parent company of Equality resulting from such reorganization and the persons who were directors of Equality immediately prior to such reorganization constitute a majority of the Board of Directors of such successor or ultimate parent no "change in control" shall be deemed to have taken place solely by reason of such reorganization, notwithstanding the fact that Equality may have become the wholly-owned subsidiary of another company in such reorganization and members of the Board of Directors of Equality may have become members of the Board of Directors of such successor company, and thereafter the term "Company" for purposes of this paragraph shall refer to such successor or or ultimate parent company.); or (c) a third person, including a "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934 (as in effect on the date hereof), acquires control, as defined in 12 C.F.R. Sec. 574.4, or any successor regulation, of Equality that would require the filing of an application for acquisition of control or notice of c nge in control in a manner set forth in 12 C.F.R. Sec. 574.3, or any successor regulation.

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

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

      The following table sets forth, as of May 31, 1999, certain information as to those persons known by Equality to be the beneficial owners of more than 5 % of the outstanding Equality Bancorp, Inc. common stock.

                    NAME AND ADDRESS OF           AMOUNT AND NATURE OF                PERCENT OF C
                      BENEFICIAL OWNER          BENEFICIAL OWNERSHIP<F1>           STOCK OUTSTANDING
                      ----------------          ------------------------           -----------------
    Equality Employee Stock Ownership Plan Trust        193,232                            7.73%
       4131 South Grand Boulevard
       St. Louis, Missouri 63118-3464

---------------------------------
<F1>     Unless otherwise indicated, the nature of beneficial ownership for shares shown in this column is sole voting and investment power.

          The following table sets forth, as of May 31, 1999, the number of Equality Bancorp, Inc. common stock beneficially owned by each director, the executive officer named in the Summary Compensation Table above (who is also a director) and all directors and executive officers of Equality as a group.

                                                  AMOUNT AND NATURE OF                  PERCENT OF COMMON
            NAME OF BENEFICIAL OWNER            BENEFICIAL OWNERSHIP<F1>                STOCK OUTSTANDING
            ------------------------            ------------------------                -----------------
         Richard C.  Fellhauer                          109,373                               4.32%<F2>
         Berenice J.  Mahacek                            49,151                               1.96%(<F2>
         Daniel C.  Aubuchon                             13,958                                    <F*>
         Stacey W.  Braswell                             20,846                                    <F*>
         Charles J.  Wolter                              12,671                                    <F*>
         Leroy C.  Crook                                  6,277                                    <F*>
         Kenneth J.  Hrdlicka                            16,959                                    <F*>
         Michael J.  Walsh                               43,061                               1.72%<F2>
         Michael A.  Deelo                               82,254                               3.26%<F2>
         Leonard O.  Wolter                              28,838                                    <F*>
         All directors and executive officers
            as a group (10 persons)                     383,388                              14.97%<F3>

---------------------------------
<F*>  Less than 1%

<F1>  Unless otherwise indicated, the nature of beneficial ownership for shares shown in this column is sole voting and investment power. The beneficially owned shares set forth in this column include the following common stock which the beneficial owner has the right to acquire within sixty (60) days through the exercise of stock options: Fellhauer:
      29,947; Braswell: 1,129; Hrdlicka: 1,129; Walsh: 1,459; Deelo: 20,212;
      L. Wolter: 6,717; and all directors and  officers as a group.

<F2>  Percentage is calculated on a partially diluted basis, assuming only the exercise of stock options by such individual which are exercisable within 60 days.

<F3>  Percentage is calculated on a fully diluted basis, assuming the exercise of all stock options which are exercisable within 60 days.

ITEM 12:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------------------

ESB has followed the policy of offering residential mortgage loans for the financing of personal residences, share loans and consumer loans to its officers, directors and employees. The loans are made in the ordinary course of business and are also made on substantially the same terms and conditions, including interest rate and collateral, as those of comparable transactions prevailing at the same time with other persons, and do not include more than the normal risk of collectibility or present other unfavorable features. At March 31, 1999, approximately $1.4 million of loans were outstanding from ESB to executive officers and directors of esb and their affiliates.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------

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

                  23          Consent of KPMG LLP

                  23.1        Consent of Rubin, Brown, Gorstein & Co. LLP

                  27.1        Financial Data Schedule - March 31, 1999

                  27.2        Financial Data Schedule - March 31, 1998

                  27.3        Financial Data Schedule - March 31, 1997

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


                                          EQUALITY BANCORP, INC.


Date: June 28, 1999                 By: /s/ Richard C. Fellhauer
                                       ---------------------------------------
                                        Richard C. Fellhauer, Chairman of the
                                          Board, President, Chief Executive
                                          Officer and Director

      In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 28, 1999.

      /s/ Richard C. Fellhauer                                /s/ Michael A. Deelo
      ------------------------------------------------        ------------------------------------------------
      Richard C. Fellhauer, Chairman of the Board,            Michael A. Deelo, Executive Vice President,
      President, Chief Executive Officer and Director         Chief Financial Officer , Treasurer and Director
      (Principal Executive Officer)                           (Principal Financial Officer and Principal
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