Form 10QSB
period 1999-06-30
EQUALITY BANCORP INC
filed 1999-08-13
CIK 1040476

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999.

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                   to
                                       -----------------    ------------------

                          Commission File No. 333-30469

                             EQUALITY BANCORP, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                                 43-1785126
------------------------------------          --------------------------------
     (State or other jurisdiction                (I.R.S. Employer ID Number)
   of incorporation or organization)

      9920 WATSON ROAD, ST. LOUIS, MO                       63126
------------------------------------------------------------------------------
 (Address of principal executive offices)                (zip code)

          Issuer's telephone number, including area code    (314) 965-7090
                                                         ---------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X    No
                                    -----     -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                     Shares Outstanding at August 13, 1999
--------------------------------       ---------------------------------------
  Common Stock, Par Value $0.01                        2,520,684

Traditional Small Business Disclosure Format (Check one): Yes       No    X
                                                             ------    -------

                                 INDEX TO FORM 10-QSB
                                                                             PAGE
                                                                              NO.
PART I    FINANCIAL INFORMATION

    Item 1.  Financial Statements

        -  Consolidated Balance Sheets                                         1

        -  Consolidated Statements of Income                                   2

        -  Consolidated Statement of Stockholders' Equity                      3

        -  Consolidated Statements of Cash Flows                               4

        -  Consolidated Statements of Comprehensive Income                     5

        -  Notes to Consolidated Financial Statements                          6

    Item 2.  Management's Discussion and Analysis or Plan of                   7
             Operation

PART II   OTHER INFORMATION

    Item 1.  Legal Proceedings                                                17

    Item 2.  Changes in Securities and Use of Proceeds                        17

    Item 3.  Defaults Upon Senior Securities                                  17

    Item 4.  Submission of Matters to a Vote of Security Holders              17

    Item 5.  Other Information                                                17

    Item 6.  Exhibits and Reports on Form 8-K                                 17


SIGNATURES                                                                    18

                                                 EQUALITY BANCORP, INC.

                                              Consolidated Balance Sheets
                                            June 30, 1999 and March 31, 1999
                                                      (Unaudited)
                                                                            June 30,                March 31,
                                                                              1999                    1999
                                                                            --------                ---------
                              Assets
                              ------

Cash, primarily interest-bearing demand accounts                          $  1,849,900               6,449,613
Interest-bearing deposits                                                      990,000               1,085,000
Investment securities:
   Available for sale, at fair value                                       100,006,667              81,635,339
   Held to maturity, at cost                                                   600,000                 600,000
Mortgage-backed securities available
   for sale, at fair value                                                  81,004,717              90,810,783
Loans receivable, net                                                      102,200,161              90,230,677
Investment in real estate                                                       58,054                  58,054
Stock in Federal Home Loan Bank                                              7,430,700               6,911,100
Mortgage servicing rights                                                    1,679,161               1,479,631
Office properties and equipment, net                                         6,876,046               6,451,357
Accrued interest receivable and other assets                                 3,228,355               2,725,620
                                                                          ------------             -----------
                                                                           305,923,761             288,437,174
                                                                          ============             ===========
             Liabilities and Stockholders' Equity
             ------------------------------------

Savings deposits                                                           128,675,146             128,953,826
Accrued interest payable on savings deposits                                   199,880                 200,280
Borrowed money                                                             150,962,052             132,010,050
Advance payments by borrowers for taxes and insurance                          134,696                  69,634
Income tax payable                                                             507,079                 203,588
Deferred income taxes                                                           78,871                 873,343
Accrued expenses and other liabilities                                         641,788                 518,723
                                                                          ------------             -----------
         Total liabilities                                                 281,199,512             262,829,444
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value per share;
      200,000 shares authorized; none issued                                        --                      --
      and outstanding
   Common stock, $.01 par value per share;
      4,000,000 shares authorized; 2,520,684
      and 2,519,793 shares issued and outstanding
      at June 30, 1999 and March 31, 1999, respectively                         25,207                  25,198
   Additional paid-in capital                                               16,120,234              16,108,269
   Retained earnings - substantially restricted                             11,360,125              11,255,324
   Accumulated other comprehensive income (loss)                              (693,393)                139,464
   Treasury stock, at cost, 45,760 and 18,500 shares respectively             (409,099)               (166,431)
   Unearned restricted stock awards                                           (580,131)               (619,325)
   Unearned ESOP shares                                                     (1,098,694)             (1,134,769)
                                                                          ------------             -----------
         Total stockholders' equity                                         24,724,249              25,607,730
                                                                          ------------             -----------
                                                                          $305,923,761             288,437,174
                                                                          ============             ===========

See accompanying notes to consolidated financial statements.

                                                 EQUALITY BANCORP, INC.

                                           Consolidated Statements of Income
                                       Three months ended June 30, 1999 and 1998
                                                      (Unaudited)

                                                                               1999                     1998
                                                                             --------                 --------
Interest income:
   Loans receivable                                                         $1,824,517               2,072,260
   Investment securities                                                     1,614,286               1,100,274
   Mortgage-backed securities                                                1,255,743                 967,326
   Interest-bearing deposits                                                     9,920                 125,317
   Other                                                                       109,633                  96,293
                                                                            ----------               ---------
      Total interest income                                                  4,814,099               4,361,470
                                                                            ----------               ---------
Interest expense:
   Savings deposits                                                          1,373,683               1,322,750
   Advances from the Federal Home Loan Bank                                  1,820,977               1,545,387
   Other borrowed money                                                         11,802                  13,178
                                                                            ----------               ---------
      Total interest expense                                                 3,206,462               2,881,315
                                                                            ----------               ---------
         Net interest income                                                 1,607,637               1,480,155
Provision for losses on loans                                                       --                      --
                                                                            ----------               ---------
         Net interest income after pro-
           vision for losses on loans                                        1,607,637               1,480,155
                                                                            ----------               ---------
Noninterest income:
   Gain on sale of mortgage loans                                              331,133                 438,284
   Loan servicing fees and late charges                                        311,123                 292,577
   Gain on sale of investment and mortgage-
      backed securities available for sale                                      30,703                   6,397
   Equity in loss of joint venture                                                  --                 (37,236)
   Rental income                                                                36,326                  25,661
   Other                                                                       141,606                 110,571
                                                                            ----------               ---------
      Total noninterest income                                                 850,891                 836,254
                                                                            ----------               ---------
Noninterest expense:
   Salaries and employee benefits                                            1,159,866               1,037,719
   Occupancy                                                                   183,612                 115,019
   Data processing                                                              91,131                  73,181
   Advertising                                                                  79,536                  84,104
   Federal insurance premiums                                                   18,512                  18,260
   Other                                                                       511,105                 408,292
                                                                            ----------               ---------
      Total noninterest expense                                              2,043,762               1,736,575
                                                                            ----------               ---------
   Income before income tax expense                                            414,766                 579,834
Income tax expense                                                             169,440                 228,889
                                                                            ----------               ---------
         Net income                                                            245,326                 350,945
                                                                            ==========               =========

Basic earnings per share                                                    $      .10                     .15
                                                                            ==========               =========

Diluted earnings per share                                                  $      .10                     .15
                                                                            ==========               =========


See accompanying notes to consolidated financial statements.

                                                 EQUALITY BANCORP, INC.

                                     Consolidated Statement of Stockholders' Equity
                                            Three months ended June 30, 1999
                                                      (Unaudited)
                                                                    Accumu-
                                                                    lated
                                                                    other
                                                                    compre-               Unamortized                     Total
                       Common Stock      Additional                 hensive               restricted                      stock-
                       ------------       paid-in      Retained     income     Treasury     stock        Unearned        holders'
                   Shares      Amount     capital      earnings     (loss)      stock       awards      ESOP shares       equity
                   ------      ------    ----------    --------     -------    --------   -----------   -----------      --------
Balance, March
 31, 1999        2,519,793    $25,198    16,108,269   11,255,324    139,464    (166,431)    (619,325)    (1,134,769)   $25,607,730

Net income                                               245,326                                                           245,326

Exercise of
 stock options         891          9         3,291                                                                          3,300

Purchase of
 Treasury
 stock, at cost                                                                (242,668)                                  (242,668)

Amortization
 of restricted
 stock awards                                                                                 39,194                        39,194

Amortization
 of ESOP awards                               8,674                                                          36,075         44,749

Dividend
 declared on
 common stock
 at $.06 per
 per share                                              (140,525)                                                         (140,525)

Change in
 accumulated
 other
 comprehensive
 income (loss)                                                     (832,857)                                              (832,857)

                 ---------    -------    ----------   ----------   --------    --------     --------     ----------    -----------
Balance, June
 30, 1999        2,520,684    $25,207    16,120,234   11,360,125   (693,393)   (409,099)    (580,131)    (1,098,694)   $24,724,249
                 =========    =======    ==========   ==========   ========    ========     ========     ==========    ===========


See accompanying notes to consolidated financial statements.

                                                 EQUALITY BANCORP, INC.

                                         Consolidated Statements of Cash Flows
                                       Threee months ended June 30, 1999 and 1998
                                                      (Unaudited)
                                                                                        1999               1998
                                                                                        ----               ----
Cash flows from operating activities:
   Net income                                                                      $    245,326           350,945
   Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Depreciation and amortization:
         Office properties and equipment                                                104,620            19,582
         Real estate investments                                                             --             2,815
         Premiums and discounts, net                                                   (237,357)          (87,330)
         Mortgage servicing rights                                                      153,610           113,357
         Restricted stock awards                                                         39,194               --
      Increase in accrued interest receivable                                          (371,453)         (247,721)
      Gain on sale of investment and mortgage-backed
         securities available for sale                                                  (30,703)           (6,397)
      Increase (decrease) in accrued interest payable on savings deposits                  (400)            5,678
      Change in income tax payable                                                       41,501          (530,179)
      Equity in loss of joint ventures                                                       --            37,236
      Other, net                                                                        (78,821)       (2,328,485)
   Origination and purchase of loans held for sale                                  (35,383,194)      (38,389,649)
   Proceeds from sales of loans held for sale                                        28,206,371        40,133,663
                                                                                   ------------       -----------
            Net cash provided by (used in) operating activities                       7,311,306          (926,485)
                                                                                   ------------       -----------
Cash flow from investing activities:
   Net change in loans receivable                                                    (4,771,815)        4,781,666
   Decrease in interest-bearing deposits                                                 95,000            99,000
   Principal repayments on investment securities, AFS                                     5,146            14,088
   Principal repayments on mortgage-backed securities, AFS                            7,568,074         4,044,543
   Proceeds from the sale of investment securities, AFS                               2,018,000                --
   Proceeds from the maturity of investment securities, AFS                          15,110,000        16,285,000
   Proceeds from the sale of mortgage-backed securities, AFS                          1,278,561         6,244,094
   Proceeds from the maturity of investment securities, HTM                                  --         1,000,000
   Purchase of investment securities, AFS                                           (35,547,815)      (13,236,875)
   Purchase of mortgage-backed securities, AFS                                               --       (28,222,140)
   Decrease in joint venture borrowings                                                      --             3,294
   Purchase of stock in Federal Home Loan Bank                                         (519,600)       (1,000,000)
   Increase in cost of mortgage servicing rights                                       (353,140)         (298,458)
   Purchase of office properties and equipment, net                                    (529,309)         (232,714)
                                                                                   ------------       -----------
         Net cash used in investing activities                                      (15,646,898)      (10,518,502)
                                                                                   ------------       -----------
Cash flow from financing activities:
   Net decrease in savings deposits                                                    (278,680)         (630,222)
   Proceeds from Federal Home Loan Bank advances                                     18,000,000        30,000,000
   Repayment of Federal Home Loan Bank advances                                        (108,434)      (10,000,000)
   Proceeds from other borrowed money                                                 1,060,436           861,730
   Cash dividends paid                                                                 (140,525)         (141,821)
   Purchase of treasury stock                                                          (242,668)             --
   Proceeds from exercise of stock options                                                3,300            42,805
   Increase in advance payments by borrowers
    for taxes and insurance                                                              65,062            29,694
                                                                                   ------------       -----------
         Net cash provided by financing activities                                   18,358,491        20,162,186
                                                                                   ------------       -----------
              Net increase (decrease) in cash and cash equivalents                   (4,599,713)        8,717,199
Cash and cash equivalents, beginning of period                                        6,449,613         1,070,538
                                                                                   ------------       -----------
Cash and cash equivalents, end of period                                           $  1,849,900         9,787,737
                                                                                   ============       ===========

Supplemental disclosure of cash flow information:
   Interest paid                                                                   $  3,206,862         2,875,637
   Income taxes paid, net                                                               110,452           760,012

See accompanying notes to consolidated financial statements.

                                                 EQUALITY BANCORP, INC.

                                    Consolidated Statements of Comprehensive Income
                                       Three months ended June 30, 1999 and 1998
                                                      (Unaudited)


                                                                                        1999               1998
                                                                                      --------           --------
Net Income                                                                            $ 245,326           350,945
Other comprehensive income (loss):
   Net unrealized gain (loss) on investment and mortgage-
    backed securities available for sale, net of tax                                   (814,128)           37,657
   Less adjustment for gain on sale of investment and
    mortgage-backed securities available for sale
    realized in net income, net of tax of $11,974
    and $2,495 for the three months ended June 30,
    1999 and 1998, respectively                                                         (18,729)           (3,902)
                                                                                      ---------           -------
Total other comprehensive income (loss)                                                (832,857)           33,755
                                                                                      ---------           -------
Comprehensive income (loss)                                                           $(587,531)          384,700
                                                                                      =========           =======

See accompanying notes to consolidated financial statements.

                             EQUALITY BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999
                                   (Unaudited)


(1)   Basis of Presentation
      ---------------------
      The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information for footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included in the results of operations for the three months ended June 30, 1999 and 1998.

      Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

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

(3)   Earnings Per Share
      ------------------
      Basic earnings per share for the three month periods ended June 30, 1999 and 1998 were computed based upon net income for the period using weighted average common shares outstanding of 2,350,538 and 2,358,040, respectively.

      Diluted earnings per share for the three month periods ended June 30, 1999 and 1998 were computed based upon net income for the period using weighted average common shares and dilutive potential common shares outstanding of 2,377,871 and 2,394,875, respectively. Stock options are the only dilutive potential common shares.

                             EQUALITY BANCORP, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION


The following discussion reviews the financial condition and results of operations of Equality Bancorp, Inc., and its subsidiary, Equality Savings Bank, with subsidiaries, as of June 30, 1999 and for the three months then ended.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


CHANGES IN FINANCIAL CONDITION

The total assets of the Company increased $17.5 million, or 6.1%, to $305.9 million at June 30, 1999 from $288.4 million at March 31, 1999. This increase in asset size primarily relates to an increase in investment securities and loans receivable which were funded through Federal Home Loan Bank of Des Moines (FHLB) advances, the proceeds from repayment of mortgage-backed securities, and cash reserves.

Cash, primarily interest bearing demand accounts, decreased $4.6 million, or 71.3%, to $1.8 million at June 30, 1999 from $6.4 million at March 31, 1999. This decrease is primarily the result of increased investment securities and loans receivable offset by increased FHLB advances and decreased mortgage-backed securities.

Interest bearing deposits decreased $95,000, or 8.8%, to $990,000 at June 30, 1999 from $1.1 million at March 31, 1999. The decrease is due to the maturity of one certificate of deposit at another financial institution. The Company is consciously reducing its investment in this area as certificates of deposit mature.

Investment securities available for sale increased $18.4 million, or 22.5%, to $100.0 million at June 30, 1999 from $81.6 million at March 31, 1999. The increase is due primarily to $35.5 million of purchases of securities offset by $15.1 million of maturities and sales proceeds of $2.0 million.

Investment securities held to maturity totaled $600,000 at June 30, 1999 and March 31, 1999, respectively.

Mortgage-backed securities available for sale decreased $9.8 million, or 10.8%, to $81.0 million at June 30, 1999 from $90.8 million at March 31, 1999. This decrease is the result of normal principal repayments of $7.6 million, sales proceeds of $1.3 million, and a mark to market adjustment of $757,000 to reflect the unrealized loss on mortgage-backed securities for the three months ended June 30, 1999.

Loans receivable, net, increased $12.0 million, or 13.3%, to $102.2 million at June 30, 1999, from $90.2 million at March 31, 1999. Loans held for investment increased $4.8 million, or 5.7%, to $88.0 million at June 30, 1999 from $83.3 million at March 31, 1999. This

                             EQUALITY BANCORP, INC.

      increase reflects Equality's efforts to prudently increase its loan portfolio while developing an expanded retail banking presence in its market area. Loans held for sale increased $7.2 million, or 103.4%, to $14.2 million at June 30, 1999 from $7.0 million at arch 31, 1999. This increase is the result of EMC mortgage loan originations totaling $35.4 million and mortgage loan purchases of $1.5 million, offset by mortgage loan sales of $28.2 million for the three months ended June 30, 1999.

The following table sets forth composition of the Company's loan portfolio in dollars and in percentages of total loans at the dates indicated:

                                                      JUNE 30, 1999                      MARCH 31, 1999
                                                      -------------                      --------------
                                                  AMOUNT          PERCENT           AMOUNT          PERCENT
                                                  ------          -------           ------          -------
                                                                    (DOLLARS IN THOUSANDS)
Loans secured by real estate:
   Residential:
      One to four family:
         Conventional                            $ 54,870           53.5%          $54,525            60.1%
         FHA/VA                                    14,449           14.1            10,629            11.7
         Loans held for sale                       14,198           13.8             7,021             7.8
      Multifamily                                   1,269            1.2             1,430             1.6
   Commercial                                       4,258            4.1             4,382             4.8
                                                 --------          -----           -------           -----
Total Real Estate Loans                            89,044           86.8            77,987            86.0

Commercial Business Loans                          10,452           10.2             9,642            10.6
                                                 --------          -----           -------           -----

Consumer Loans:
         Loans secured by savings deposits            237             .2               254              .3
         Property improvement loans                 1,416            1.4             1,482             1.6
         Automobile loans                           1,247            1.2             1,042             1.2
         Other consumer loans                         227             .2               268              .3
                                                 --------          -----           -------           -----

Total Consumer Loans                                3,127            3.0             3,046             3.4
                                                 --------          -----           -------           -----

Total Loans                                       102,623          100.0%           90,675           100.0%
                                                                   =====                             =====


   LESS:
         Deferred loan fees                            18                               25
         Unearned discounts                            23                                5
         Allowance for loan losses                    366                              366
         Valuation reserve on loans held
           for sale                                    16                               48
                                                 --------                          -------

   Total loans receivable, net                   $102,200                          $90,231
                                                 ========                          =======

                             EQUALITY BANCORP, INC.

Office properties and equipment increased $425,000, or 6.6%, to $6.9 million at June 30, 1999 from $6.5 million at March 31, 1999. The increase resulted from additional improvements to the Bank's branch network during the three months ended June 30, 1999 including the opening of a new full service branch in St. Peters, Missouri.

Savings deposits decreased $279,000, or 0.2%, to $128.7 million at June 30, 1999 from $129.0 million at March 31, 1999. The decrease is due primarily to deposit outflow. Interest credited during the three months ended June 30, 1999 was approximately $1.1 million.

FHLB advances increased $17.9 million, or 13.7%, to $148.1 million at June
      30, 1999 from $130.2 million at March 31, 1999. Proceeds from these advances were used to fund purchases of investment securities and the origination of loans receivable.

Other borrowed money increased $1.1 million, or 58.1%, to $2.9 million at June 30, 1999 from $1.8 million at March 31, 1999. These short term borrowings relate to a warehouse line of credit established with an independent bank and maintained by EMC, the proceeds of which were invested solely in residential mortgage loans.

Total stockholders' equity decreased $883,000, or 3.5%, to $24.7 million at June 30, 1999 from $25.6 million at March 31, 1999. The decrease was primarily attributable to the Company's purchase of treasury stock of $243,000, payment of a quarterly dividend totaling $141,000, and a mark to market adjustment on securities available for sale of $833,000, offset by net income of $245,000, a reduction in ESOP indebtedness of $36,000, and a reduction of unamortized restricted stock awards of $39,000.

                                                 EQUALITY BANCORP, INC.

                                     UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET,
                                         INTEREST AND DIVIDENDS EARNED OR PAID,
                                         AND RELATED INTEREST YIELDS AND RATES


                                                                  THREE MONTHS ENDED JUNE 30,
----------------------------------------------------------------------------------------------------------------------
                                                           1999                                  1998
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

---------------------------------------------------------------------------------------------------------------------
                                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans Receivable<F3>                    $ 97,037      $1,825      7.52%          $102,881      $2,072      8.06%
   Investment securities                     93,704       1,614      6.89             70,766       1,100      6.22
   Mortgage-backed securities                84,419       1,256      5.95             62,248         968      6.21
   Interest-bearing deposits                  2,864          10      1.40             13,536         125      3.69
   Investment in FHLB                         7,084         109      6.15              5,867          96      6.55
                                           --------      ------                     --------      ------
   Total interest-earning
      assets                                285,108       4,814      6.76            255,298       4,361      6.83
                                                         ------                                   ------
   Other assets                              12,681                                   11,240
                                           --------                                 --------
Total assets                                297,789                                  266,538
                                           ========                                 ========


Interest bearing liabilities:
   Regular savings                           21,042                                   20,310
   NOW accounts                              16,222                                   14,032
   Money market accounts                      8,426                                    6,534
   Certificates of deposit                   82,601                                   77,795
                                           --------                                 --------
Total savings deposits                      128,291       1,373      4.28            118,671       1,323      4.46
   FHLB advances                            139,279       1,821      5.23            117,333       1,545      5.27
   Other interest-bearing
      liabilities                             2,423          12      1.98              2,588          13      2.01
                                           --------      ------                     --------      ------
Total interest bearing
      liabilities                           269,993       3,206      4.75            238,592       2,881      4.83
                                                         ------                                   ------
   Other liabilities                          2,553                                    1,868
                                           --------                                 --------
Total liabilities                           272,546                                  240,460
Stockholders' equity                         25,243                                   26,078
                                           --------                                 --------
Total liabilities and
      stockholders' equity                 $297,789                                 $266,538
                                           ========                                 ========

Net interest income                                      $1,608                                   $1,480
                                                         ======                                   ======
Interest rate spread                                       2.01%                                    2.00%
                                                         ======                                   ======
Net interest margin<F4>                                    2.26%                                    2.32%
                                                         ======                                   ======
Ratio of average interest-
      earning assets to
      average interest-bearing
      liabilities                                                    1.06X                                    1.07X
                                                                     ====                                     ====

<F1>  Average balances are computed on a monthly basis (month-end balances).
<F2>  Annualized.
<F3>  Does not include interest on loans 90 days or more past due.
<F4>  Net interest income divided by average interest-earning assets.

                             EQUALITY BANCORP, INC.

                THREE MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

NET INCOME
Net income decreased $106,000, or 30.1%, to $245,000 for the three months ended June 30, 1999 from $351,000 for the three months ended June 30, 1998. The decrease was primarily the result of increased noninterest expense of $307,000, or 17.7%, offset by increased net interest income of $127,000, or 8.6%, increased noninterest income of $15,000, or 1.8%, and decreased income taxes of $59,000, or 26.0%, for the three months ended June 30, 1999.

INTEREST INCOME
Interest income increased $453,000, or 10.4%, to $4.8 million for the three months ended June 30, 1999 from $4.4 million for the three months ended June 30, 1998. The increase is primarily due to increased average mortgage-backed securities of $22.2 million to $84.4 million for the three months ended June 30, 1999 from $62.2 million for the three months June 30, 1998 and increased average investment securities of $23.0 million to $93.7 million for the three months ended June 30, 1999 from $70.8 million for the three months ended June 30, 1998 offset by decreased average loans receivable of $5.8 million to $97.0 million for the three months ended June 30, 1999 from $102.9 million for the three months ended June 30, 1998. The weighted average yield on total interest-earning assets decreased to 6.76% for the three months ended June 30, 1999 from 6.83% for the three months ended June 30, 1998 due to the investment of proceeds of mortgage loan repayments and investment securities maturities at current market rates.

INTEREST EXPENSE
Interest expense increased $325,000, or 11.3%, to $3.2 million for the three months ended June 30, 1999 from $2.9 million for the three months ended June 30, 1998. The increase is primarily due to increased average FHLB advances of $21.9 million to $139.3 million for the three months ended June 30, 1999 from $117.3 million for the three months ended June 30, 1998 and increased average savings deposits of $9.6 million to $128.3 million for the three months ended June 30, 1999 from $118.7 million for the three months ended June 30, 1998. Weighted average cost of funds decreased to 4.75% for the three months ended June 30, 1999 from 4.83% for the three months ended June 30, 1998.

PROVISION FOR LOSSES ON LOANS
The Company had no provision for losses on loans for the three month periods ended June 30, 1999 or June 30, 1998. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The Bank's allowance for loan losses totaled $366,000 at June 30, 1999 and March 31, 1999. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Bank maintains its allowance for losses at a level which it considered to be adequate, there can be no assurances that further additions will not be made to the allowance or that such losses will not exceed the estimated amounts.

NONINTEREST INCOME
Noninterest income increased $15,000, or 1.8%, to $851,000 for the three months ended June 30, 1999 from $836,000 for the three months ended June 30, 1998. This increase was due primarily to increased loan servicing fees and late charges of $19,000, or 6.3%, to $311,000 for the three months ended June 30, 1999 from $293,000 for the three months ended June 30, 1998, increased gain on sale of investment securities of $24,000, or 380.0%, to $31,000 for the three months ended June 30, 1999 from $6,000 for the three months ended June 30, 1998, decreased equity in loss of joint ventures of $37,000, or 100.0%, for the

                             EQUALITY BANCORP, INC.


      three months ended June 30, 1999 as compared to the three months ended June 30, 1998, due to the Company's sale of its joint venture interest during 1998, and increased other noninterest income of $31,000, or 28.1%, to $142,000 for the three months ended June 30, 1999 from $111,000 for the three months ended June 30, 1998 offset by decreased gain on sale of loans of $107,000, or 24.4%, to $331,000 for the three months ended June 30, 1999 from $438,000 for the three months ended June 30, 1998. For the three months ended June 30, 1999, the Company, through EMC, sold $28.2 million of mortgage loans as compared to sales of $40.1 million for the three months ended June 30, 1998. The decreased volume of sales resulted in decreased gain on sale for the comparable periods. However, the Company's efforts at retaining servicing on loans sold increased the average loan servicing portfolio $27.5 million, or 8.0%, to $370.0 million for the three months ended June 30, 1999 from $342.5 million for the three months ended June 30, 1998.

NONINTEREST EXPENSE
Noninterest expense increased $307,000, or 17.7%, to $2.0 million for the three months ended June 30, 1999 from $1.7 million for the three months ended June 30, 1998. The increase was due primarily to increased salary and employee benefits of $122,000, or 11.8%, to $1.2 million for the three months ended June 30, 1999 from $1.0 million for the three months ended June 30, 1998, increased occupancy expense of $69,000, or 59.6%, to $184,000 for the three months ended June 30, 1999 from $115,000 for the three months ended June 30, 1998 and increased other expenses of $103,000, or 25.2%, to $511,000 for the three months ended June 30, 1999 from $408,000 for the three months ended June 30, 1998. Salary and employee benefits increased primarily due to an increase of six Bank personnel to staff three newly opened branch facilities in Washington, Missouri, St. Peters, Missouri, and Arnold, Missouri, as well as additional employment needs in the Bank's subsidiaries including commission loan officers and insurance sales producers. The increase in occupancy and other operating expenses is also reflective of the three new branches which have been opened.

INCOME TAXES
Income tax expense decreased $59,000, or 26.0%, to $169,000 for the three months ended June 30, 1999 from $229,000 for the three months ended June 30, 1998. This decrease was primarily due to a decrease in income before income tax of $165,000, or 28.5%. The effective tax rate was approximately 40.9% and 39.5% for the three month periods ended June 30, 1999 and 1998, respectively.

                             EQUALITY BANCORP, INC.


NONPERFORMING ASSETS

At June 30, 1999, nonperforming assets were approximately $624,000, which represents a decrease of $96,000, or 13.3%, as compared to March 31, 1999. A summary of nonperforming assets by category is summarized as follows:

                                                      June 30,            March 31,
                                                        1999                1999
                                                      --------            ---------
                                                              (in thousands)
Nonaccruing loans:
   One to four family <F1>                             $610                  650
   Commercial real estate                                --                   51
   Consumer and other                                    14                   15
                                                       ----                  ---
      Total nonaccruing loans                           624                  716
Repossessed assets                                       --                    4
                                                       ----                  ---
      Total nonperforming assets                       $624                  720
                                                       ====                  ===

Nonaccruing loans as a percent of net loans             .61%                 .79%
                                                       ====                  ===

Nonaccruing loans as a percent of
  total assets                                          .20%                 .25%
                                                       ====                  ===

Nonperforming assets as a percent of
  total assets                                          .20%                 .25%
                                                       ====                  ===

<F1>  Includes $362,000 and $486,000 of FHA/VA loans, the principal and interest payments of which are either issued by FHA or guaranteed by the VA at June 30, 1999 and March 31, 1999, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The Office of Thrift Supervision (OTS) requires minimum levels of liquid assets. OTS regulations presently require the Bank to maintain an average daily balance of liquid assets equal to a monthly average of not less than 4.0% of net withdrawable accounts plus short-term borrowings. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank's regulatory liquidity at June 30, 1999 was 24.6%.

The Bank's primary sources of funds consist of deposits bearing market rates of interest and loan repayments. Other potential sources of funds available to the Bank include borrowings from FHLB. At June 30, 1999, the Bank had such outstanding FHLB borrowings of $148.1 million. The Bank uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating

                             EQUALITY BANCORP, INC.

      expenses. Management believes that loan repayments and other sources of funds will be adequate to meet and exceed the Bank's liquidity needs, including meeting its commitments to buy or fund loans. At June 30, 1999, the Bank had approximately $2.2 million in outstanding commitments to originate loans, approximately $170,000 of which were adjustable rate loans. The interest rate on fixed rate commitments ranged from 6.75% to 8.0% at June 30, 1999. The majority of the loans will be sold into the secondary market upon origination.

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

A reconciliation of stockholders' equity at June 30, 1999, as reported in the financial statements of the Bank, to the three capital standards, as required under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), is as follows:

                                                                     Regulatory Capital
                                                       ---------------------------------------------
                                                       Tangible            Core           Risk-based
                                                       capital            capital          capital
                                                       ---------------------------------------------
                                                                (Dollars in Thousands)
      Stockholders' equity                             $23,722            23,722            23,722
      Accumulated other comprehensive
         loss                                              693               693               693
                                                       -------            ------            ------
      Adjusted stockholders' equity                     24,415            24,415            24,415
      Additional capital item - general
         loan loss reserves                                 --                --               366
                                                       -------            ------            ------
      Regulatory capital, as computed                   24,415            24,415            24,781
      Minimum capital requirement                        4,601             9,203            10,905
                                                       -------            ------            ------
      Regulatory capital in excess of
         minimum capital requirement                   $19,814            15,212            13,876
                                                       =======            ======            ======

      Regulatory capital ratio                            7.96%             7.96%            18.18%
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

                             EQUALITY BANCORP, INC.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In December, 1998, the Financial Accounting Standards Board (FASB) issued
      Statement of Financial Accounting Standards No. 133, Accounting for
                                                           --------------
      Derivative Instruments and Hedging Activities, (SFAS 133).  SFAS 133
      ---------------------------------------------
      establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June, 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting
                                                                  ----------
      for Derivative Instruments and Hedging Activities - Deferral of the
      -------------------------------------------------------------------
      Effective Date of FASB Statement No. 133, an Amendment of FASB
      --------------------------------------------------------------
      Statement No. 133, which defers the effective date of SFAS 133 from
      -----------------
      fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Earlier application of SFAS 133, as amended, is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS 133, as amended.

In October, 1998, the FASB issued Statement of Financial Accounting Standards
      No. 134, Accounting for Mortgage-Backed Securities Retained after the
               ------------------------------------------------------------
      Securitization of Mortgage Loans Held for Sale by a Mortgage Banking
      --------------------------------------------------------------------
      Enterprise (SFAS 134) which conforms the subsequent accounting for
      ----------
      securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998. Since the Company does not securitize and retain mortgage loans, SFAS 134 has no impact on the Company's consolidated financial position and results of operations.

YEAR 2000 COMPLIANCE
The Company's Year 2000 committee constantly monitors the readiness of the Year
      2000 project using guidance from its regulatory agencies. The Company's action plan contains five phases: awareness, assessment, renovation, validation and implementation.

                             EQUALITY BANCORP, INC.

To date, the awareness, assessment, renovation and validation phases of the action plan have been completed and as a result, the implementation phase has been initiated by the committee and is currently considered to be 90 percent complete. Implementation is expected to be complete by September 30, 1999. Contingency plans have been developed by the committee and can be implemented in the unlikely event that the core application providers are not compliant with Year 2000 issues.

The Company is primarily a retail banking and mortgage banking provider specializing in single family residential mortgages and family related retail deposit relationships. Year 2000 risk associated with this type of business are considered to have a minimal impact on the Company.

The Board of Directors has initially budgeted $148,000 for year 2000 issues in addition to in-house compensation expenditures of committee members. To date, $84,000 has been expended. The Year 2000 committee reports to the Board of Directors on a monthly basis and management does not expect the cost of Year 2000 compliance to be material to the business, financial condition, or results of operation of the Company.

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



                             EQUALITY BANCORP, INC.
                                   Registrant




Date:    August 13, 1999                     /s/ Richard C. Fellhauer
      ---------------------------            ---------------------------------
                                             Richard C. Fellhauer, President,
                                             Chief Executive Officer and
                                             Chairman of the Board



Date:    August 13, 1999                     /s/ Michael A. Deelo
      ---------------------------            ---------------------------------
                                             Michael A. Deelo,
                                             Chief Financial Officer