Form 10QSB
period 1999-09-30
EQUALITY BANCORP INC
filed 1999-11-12
CIK 1040476

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999.

                                      OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from --------------- to ---------------

                        Commission File No. 333-30469

                            EQUALITY BANCORP, INC.
                            ----------------------
      (Exact name of small business issuer as specified in its charter)

              DELAWARE                                    43-1785126
---------------------------------------       --------------------------------
    (State or other jurisdiction                 (I.R.S. Employer ID Number)
  of incorporation or organization)

    9920 WATSON ROAD, ST. LOUIS, MO                         63126
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

                            Yes   X      No
                                -----       -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                    Shares Outstanding at November 12, 1999
-----------------------------       ---------------------------------------
Common Stock, Par Value $0.01                      2,531,717

Traditional Small Business Disclosure Format (Check one): Yes       No   X
                                                              -----    -----

                           INDEX TO FORM 10-QSB

                                                                      PAGE
                                                                       NO.
PART I    FINANCIAL INFORMATION

     Item 1.   Financial Statements

          -  Consolidated Balance Sheets                                1

          -  Consolidated Statements of Income                          2

          -  Consolidated Statement of Stockholders' Equity             3

          -  Consolidated Statements of Cash Flows                      4

          -  Consolidated Statements of Comprehensive Income            5

          -  Notes to Consolidated Financial Statements                 6

     Item 2.   Management's Discussion and Analysis or Plan of          7
               Operation

PART II   OTHER INFORMATION

     Item 1.   Legal Proceedings                                       20

     Item 2.   Changes in Securities and Use of Proceeds               20

     Item 3.   Defaults Upon Senior Securities                         20

     Item 4.   Submission of Matters to a Vote of Security Holders     20

     Item 5.   Other Information                                       20

     Item 6.   Exhibits and Reports on Form 8-K                        20


SIGNATURES                                                             21

                                   EQUALITY BANCORP, INC. AND SUBSIDIARY

                                        Consolidated Balance Sheets
                                   September 30, 1999 and March 31, 1999
                                                (Unaudited)
                                                                           Sept. 30,          March 31,
                                                                              1999               1999
                                                                           ---------          ---------
                Assets
                ------

Cash, primarily interest-bearing demand accounts                          $  5,732,237         6,449,613
Interest-bearing deposits                                                      495,000         1,085,000
Investment securities:
    Available for sale, at market value                                    117,256,165        81,635,339
    Held to maturity, at cost                                                  600,000           600,000
Mortgage-backed securities available
    for sale, at market value                                               76,272,082        90,810,783
Loans receivable, net                                                       97,693,699        90,230,677
Investment in real estate                                                       58,054            58,054
Stock in Federal Home Loan Bank                                              8,000,200         6,911,100
Mortgage servicing rights                                                    2,126,454         1,479,631
Office properties and equipment, net                                         6,989,796         6,451,357
Accrued interest receivable and other assets                                 3,689,062         2,725,620
                                                                          ------------       -----------
                                                                           318,912,749       288,437,174
                                                                          ============       ===========
            Liabilities and Stockholders' Equity
            ------------------------------------

Savings deposits                                                           130,328,154       128,953,826
Accrued interest payable on savings deposits                                   158,299           200,280
Borrowed money                                                             163,346,663       132,010,050
Advance payments by borrowers for taxes and insurance                           85,887            69,634
Income tax payable                                                             165,954           203,588
Deferred income taxes                                                               --           873,343
Accrued expenses and other liabilities                                         770,368           518,723
                                                                          ------------       -----------
         Total liabilities                                                 294,855,325       262,829,444
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value per share;
         200,000 shares authorized; none issued                                     --                --
    Common stock, $.01 par value per share; 4,000,000 shares
         authorized; 2,520,684 and 2,519,793 shares issued
         and outstanding at September 30, 1999 and
         March 31, 1999, respectively                                           25,207            25,198
    Additional paid-in capital                                              16,121,623        16,108,269
    Retained earnings - substantially restricted                            11,490,539        11,255,324
    Accumulated other comprehensive income (loss)                           (1,383,941)          139,464
    Treasury stock, at cost, 68,202
         and 18,500 shares respectively                                       (590,366)         (166,431)
Unamortized restricted stock awards                                           (542,952)         (619,325)
Unearned ESOP shares                                                        (1,062,686)       (1,134,769)
                                                                          ------------       -----------
         Total stockholders' equity                                         24,057,424        25,607,730
                                                                          ------------       -----------
                                                                          $318,912,749       288,437,174
                                                                          ============       ===========

See accompanying notes to consolidated financial statements.

                                         EQUALITY BANCORP, INC. AND SUBSIDIARY

                                           Consolidated Statements of Income
                                 Three and Six months ended September 30, 1999 and 1998
                                                      (Unaudited)
                                                                     Three months                  Six
months
                                                                  ended September 30           ended
September 30
                                                                  1999          1998           1999
1998
                                                                  ----          ----           ----
----
Interest income:
    Loans receivable                                           $1,913,816     1,891,722      3,738,333
3,963,982
    Investment securities                                       2,027,868       963,806      3,642,154
2,064,080
    Mortgage-backed securities                                  1,159,389     1,293,120      2,415,132
2,260,446
    Interest-bearing deposits                                      22,112        86,792         32,032
212,109
    Other                                                         123,826       106,616        233,459
202,909
                                                               ----------     ---------     ----------     -
--------
         Total interest income                                  5,247,011     4,342,056     10,061,110
8,703,526
                                                               ----------     ---------     ----------     -
--------
Interest expense:
    Savings deposits                                            1,364,772     1,344,625      2,738,455
2,667,375
    Advances from the Federal Home Loan Bank                    2,117,622     1,725,317      3,938,599
3,270,704
    Other borrowed money                                           17,423        16,717         29,225
29,895
                                                               ----------     ---------     ----------     -
--------
         Total interest expense                                 3,499,817     3,086,659      6,706,279
5,967,974
                                                               ----------     ---------     ----------     -
--------
             Net interest income                                1,747,194     1,255,397      3,354,831
2,735,552
Provision for losses on loans                                          --            --             --
--
                                                               ----------     ---------     ----------     -
--------
             Net interest income after
               provision for losses on loans                    1,747,194     1,255,397      3,354,831
2,735,552
                                                               ----------     ---------     ----------     -
--------
Noninterest income:
    Gain on sale of mortgage loans                                264,088       499,827        595,221
938,581
    Loan servicing fees and late charges                          303,735       294,115        614,858
586,692
    Equity in loss of joint ventures                                   --       (17,194)            --
(54,430)
    Rental income                                                  45,490        43,626         81,816
69,287
    Gain (loss) on sale of investment
         and mortgage backed securities
         available for sale                                       (21,807)       30,539          8,896
36,936
    Other                                                         166,258       119,801        307,864
230,372
                                                               ----------     ---------     ----------     -
--------
         Total noninterest income                                 757,764       970,714      1,608,655
1,807,438
Noninterest expense:
    Salaries and employee benefits                              1,162,692     1,130,064      2,322,558
2,167,783
    Occupancy                                                     237,034       143,138        420,646
258,157
    Data processing                                               120,817        79,156        211,948
152,337
    Advertising                                                    76,835       110,954        156,371
195,058
    Deposit insurance premiums                                     18,783        18,343         37,295
36,603
    Other                                                         451,725       427,705        962,830
836,467
                                                               ----------     ---------     ----------     -
--------
         Total noninterest expense                              2,067,886     1,909,360      4,111,648
3,645,405
                                                               ----------     ---------     ----------     -
--------
Income before income tax expense                                  437,072       316,751        851,838
896,585
Income tax expense                                                166,865       120,311        336,305
349,200
                                                               ----------     ---------     ----------     -
--------
             Net income                                        $  270,207       196,440        515,533
547,385
                                                               ==========     =========     ==========
=========
Basic earnings per share                                       $      .12           .08            .22
 .23
                                                               ==========     =========     ==========
=========
Diluted earnings per share                                     $      .11           .08            .22
 .23
                                                               ==========     =========     ==========
=========

See accompanying notes to consolidated financial statements.

                                               EQUALITY BANCORP, INC. AND SUBSIDIARY

                                           Consolidated Statement of Stockholders' Equity
                                                Six months ended September 30, 1999
                                                            (Unaudited)
                                                                    Accumu-
                                                                     lated
                                                                     other
                                                                    compre-                 Unamortized
Total
                       Common Stock      Additional                 hensive                 restricted
Unearned        stock-
                       ------------       paid-in      Retained      income     Treasury      stock
ESOP         holders'
                    Shares      Amount    capital      earnings      (loss)      stock        awards
shares         equity
                    ------      ------   ----------   ----------   ----------   --------    ----------  ----
------    -----------
Balance,
  March 31, 1999   2,519,793   $25,198   16,108,269   11,255,324      139,464   (166,431)   (619,325)
(1,134,769)   $25,607,730

Net income                                               515,533
515,533

Exercise of
  stock options          891         9        3,291
3,300

Purchase of
  Treasury stock,
  at cost                                                                       (423,935)
(423,935)

Amortization
  of restricted
  stock awards                               11,025                                           76,373
87,398

Amortization
  of ESOP awards                               (962)
72,083         71,121

Dividend declared
  on common stock
  at $.12 per
  share                                                 (280,318)
(280,318)

Change in accu-
  mulated other
  comprehensive
  income (loss)                                                    (1,523,405)
(1,523,405)
                   ---------   -------   ----------   ----------   ----------   --------    --------    ----
------    -----------
Balance,
  Sept. 30, 1999   2,520,684   $25,207   16,121,623   11,490,539   (1,383,941)  (590,366)   (542,952)
(1,062,686)   $24,057,424
                   =========   =======   ==========   ==========   ==========   ========    ========
==========    ===========


See accompanying notes to consolidated financial statements.

                                                 EQUALITY BANCORP, INC.

                                         Consolidated Statements of Cash Flows
                                      Six months ended September 30, 1999 and 1998
                                                      (Unaudited)

                                                                                       1999
1998
                                                                                       ----
----
Cash flows from operating activities:
   Net income                                                                      $    515,533
547,385
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
       Depreciation and amortization:
          Office properties and equipment                                               209,815
83,494
          Real estate investments                                                            --
5,631
          Premiums and discounts, net                                                  (589,215)
(168,504)
          Mortgage servicing rights                                                     322,508
258,818
          Restricted stock awards                                                        76,373
27,629
       Increase in accrued interest receivable                                         (737,632)
(83,052)
       Gain on sale of investment and mortgage-backed
         securities available for sale                                                   (8,896)
(36,936)
       Increase (decrease) in accrued interest payable on savings deposits              (41,981)
27,048
       Change in income tax payable                                                     (37,634)
(549,867)
       Equity in loss of joint ventures                                                      --
54,430
       Other, net                                                                       (63,825)
(1,886,848)
   Origination and purchase of loans held for sale                                  (58,485,155)
(76,218,533)
   Proceeds from sales of loans held for sale                                        58,589,886
78,196,657
                                                                                   ------------          ---
--------
   Net cash provided by (used in) operating activities                                 (250,223)
257,352
                                                                                   ------------          ---
--------
Cash flow from investing activities:
   Net change in loans receivable                                                    (8,506,253)
8,163,054
   Decrease in interest-bearing deposits                                                590,000
194,000
   Principal repayments on investment securities, AFS                                     9,114
25,313
   Principal repayments on mortgage-backed securities, AFS                           12,582,326
11,020,111
   Proceeds from the sale of investment securities, AFS                               5,013,280
9,305,049
   Proceeds from the maturity of investment securities, AFS                          20,190,000
37,850,000
   Proceeds from the sale of mortgage-backed securities, AFS                          5,650,348
6,244,094
   Proceeds from the maturity of investment securities, HTM                                  --
2,000,000
   Purchase of investment securities, AFS                                           (60,884,425)
(31,332,122)
   Purchase of mortgage-backed securities, AFS                                       (5,300,430)
(60,655,178)
   Decrease in joint venture borrowings                                                      --
6,941
   Purchase of stock in Federal Home Loan Bank                                       (1,089,100)
(1,321,600)
   Purchase of office properties and equipment, net                                    (748,254)
(771,822)
                                                                                   ------------          ---
--------
          Net cash used in investing activities                                     (32,493,394)
(19,272,160)
                                                                                   ------------          ---
--------
Cash flow from financing activities:
   Net increase in savings deposits                                                   1,374,328
914,113
   Proceeds from Federal Home Loan Bank advances                                     30,000,000
36,500,000
   Repayment of Federal Home Loan Bank advances                                        (218,502)
(10,103,674)
   Proceeds from other borrowed money                                                 1,555,115
1,950,839
   Increase in advance payments by borrowers
     for taxes and insurance                                                             16,253
63,655
   Cash dividends paid                                                                 (280,318)
(283,777)
   Purchase of treasury stock                                                          (423,935)
--
   Proceeds from exercise of stock options                                                3,300
50,405
   Stock purchased for restricted stock awards                                               --
(165,762)
                                                                                   ------------          ---
--------
          Net cash provided by financing activities                                  32,026,241
28,925,799
                                                                                   ------------          ---
--------
               Net increase (decrease) in cash and cash equivalents                    (717,376)
9,910,991
Cash and cash equivalents, beginning of period                                        6,449,613
1,070,538
                                                                                   ------------          ---
--------
Cash and cash equivalents, end of period                                           $  5,732,237
10,981,529
                                                                                   ============
===========
Supplemental disclosure of cash flow information:
   Interest paid                                                                   $  6,726,010
5,940,926
   Income taxes paid, net                                                               360,660
960,012

See accompanying notes to consolidated financial statements.

                                     EQUALITY BANCORP, INC.

                        Consolidated Statements of Comprehensive Income
                          Six months ended September 30, 1999 and 1998
                                          (Unaudited)

                                                                       1999             1998
                                                                       ----             ----
Net Income                                                         $   515,533        547,385
Other comprehensive income (loss):
   Net unrealized gain (loss) on investment and mortgage-
      backed securities available for sale, net of tax              (1,389,368)       106,644
   Less adjustment for gain on sale of investment and
      mortgage-backed securities available for sale
      realized in net income, net of tax of $3,469
      and $14,405 for the six months ended September 30,
      1999 and 1998, respectively                                       (5,427)       (22,531)
                                                                   -----------        -------
Total other comprehensive income (loss)                             (1,383,941)        84,113
                                                                   -----------        -------
Comprehensive income (loss)                                        $  (868,408)       631,498
                                                                   ===========        =======

See accompanying notes to consolidated financial statements.

                            EQUALITY BANCORP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 1999
                                 (Unaudited)


(1)   Basis of Presentation
      ---------------------
      The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information for footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included in the results of operations for the three and six months ended September 30, 1999 and 1998.

      Operating results for the six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

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

(3)   Earnings Per Share
      ------------------
      Basic earnings per share for the six month periods ended September 30, 1999 and 1998 were computed based upon net income for the period using weighted average common shares outstanding of 2,343,930 and 2,365,349, respectively. For the three month periods ended September 30, 1999 and 1998, basic earnings per share were computed upon net income for the period using weighted average common shares outstanding of 2,337,322 and 2,372,657, respectively.

      Diluted earnings per share for the six month periods ended September 30, 1999 and 1998 were computed based upon net income for the period using weighted average common shares and dilutive potential common shares outstanding of 2,370,419 and 2,400,480, respectively. Stock options are the only dilutive potential common shares. For the three month periods ended September 30, 1999 and 1998, diluted earnings per share were computed using average common shares outstanding of 2,362,966 shares and 2,406,085 shares, respectively.

                            EQUALITY BANCORP, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                              PLAN OF OPERATION


The following discussion reviews the financial condition and results of operations of Equality Bancorp, Inc., and its subsidiary, Equality Savings Bank, with subsidiaries, as of September 30, 1999 and for the three and six months then ended.


The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

CHANGES IN FINANCIAL CONDITION

The total assets of the Company increased $30.5 million, or 10.6%, to $318.9 million at September 30, 1999 from $288.4 million at March 31, 1999. This increase in asset size primarily relates to an increase in investment securities and loans receivable which were funded through Federal Home Loan Bank of Des Moines (FHLB) advances, the proceeds from repayment of mortgage-backed securities, increased savings deposits, and excess cash.

Cash, primarily interest bearing demand accounts, decreased $717,000, or 11.1%, to $5.7 million at September 30, 1999 from $6.4 million at March 31, 1999. This decrease is primarily the result of increased investment securities and loans receivable offset by increased FHLB advances and decreased mortgage-backed securities.

Interest bearing deposits decreased $590,000, or 54.4%, to $495,000 at September 30, 1999 from $1.1 million at March 31, 1999. The decrease is due to the maturity of six certificates of deposit at other financial institutions. The Company is consciously reducing its investment in this area as certificates of deposit mature.

Investment securities available for sale increased $35.6 million, or 43.6%, to $117.3 million at September 30, 1999 from $81.6 million at March 31, 1999. The increase is due primarily to $60.9 million of purchases of securities offset by $20.2 million of maturities, sales proceeds of $5.0 million, and a mark to market adjustment of $742,000 to reflect the unrealized loss on investment securities at September 30, 1999.

Investment securities held to maturity totaled $600,000 at September 30, 1999 and March 31, 1999, respectively.

Mortgage-backed securities available for sale decreased $14.5 million, or 16.0%, to $76.3 million at September 30, 1999 from $90.8 million at March 31, 1999. This decrease is the result of principal repayments of $12.6 million, sales proceeds of $5.7 million, and a mark to market adjustment of $1.5 million to reflect the unrealized loss on mortgage-backed securities at September 30, 1999 offset by purchases of $5.3 million.

Loans receivable, net, increased $7.5 million, or 8.3%, to $97.7 million at September 30, 1999, from $90.2 million at March 31, 1999. Loans held for investment increased $8.5 million, or 10.2%, to $91.7 million at September 30, 1999 from $83.3 million at March 31, 1999. This increase reflects Equality's efforts to prudently increase its loan portfolio while developing an expanded retail banking presence in its market area. Loans held for sale decreased $1.1 million, or 15.3%, to $5.9 million at September 30, 1999 from $7.0 million at March 31, 1999. This decrease is the result of EMC mortgage loan originations totaling $56.7 million and mortgage loan purchases of $773,00, offset by mortgage loan sales of $58.6 million at September 30, 1999.

                            EQUALITY BANCORP, INC.

The following table sets forth composition of the Company's loan portfolio in dollars and in percentages of total loans at the dates indicated:


                                                               SEPTEMBER 30, 1999        MARCH 31, 1999
                                                               ------------------      -------------------
                                                               AMOUNT     PERCENT      AMOUNT      PERCENT
                                                               ------     -------      ------      -------
                                                                         (DOLLARS IN THOUSANDS)
Loans secured by real estate:
   Residential:
       One to four family:
          Conventional                                        $61,419       62.6%     $54,525        60.1%
          FHA/VA                                                9,585        9.8       10,629        11.7
          Loans held for sale                                   5,947        6.1        7,021         7.8
          Multifamily                                           1,367        1.4        1,430         1.6
   Commercial                                                   4,169        4.2        4,382         2.5
                                                              -------      -----      -------       -----
Total Real Estate Loans                                        82,487       84.1       77,987        86.0

Commercial Business Loans                                      12,290       12.5        9,642        10.6
                                                              -------      -----      -------       -----

Consumer Loans:
          Loans secured by savings deposits                       235        0.2          254          .3
          Property improvement loans                            1,429        1.5        1,482         1.6
          Automobile loans                                      1,411        1.4        1,042         1.2
          Other consumer loans                                    256        0.3          268          .3
                                                              -------      -----      -------       -----

Total Consumer Loans                                            3,331        3.4        3,046         3.4
                                                              -------      -----      -------       -----

Total Loans                                                    98,108      100.0%      90,675       100.0%


LESS:

          Deferred loan fees                                       14                      25
          Unearned discounts                                       23                       5
          Allowance for loan losses                               366                     366
          Valuation reserve on loans held for sale                 11                      48
                                                              -------                 -------

Total loans receivable, net                                   $97,694                 $90,231
                                                              =======                 =======

Office properties and equipment increased $538,000, or 8.3%, to $7.0 million at September 30, 1999 from $6.5 million at March 31, 1999. The increase resulted from additional improvements to the Bank's branch network during the six months ended September 30, 1999 including the opening of new full service branches in St. Peters, Missouri and Arnold, Missouri.

Savings deposits increased $1.4 million, or 1.1%, to $130.3 million at September 30, 1999 from $129.0 million at March 31, 1999. Interest credited during the six months ended September 30, 1999 was approximately $2.2 million.

FHLB advances increased $29.8 million, or 22.9%, to $160.0 million at September 30, 1999 from $130.2 million at March 31, 1999. Proceeds from these advances were used to fund purchases of investment securities and the origination of loans receivable.

Other borrowed money increased $1.6 million, or 85.2%, to $3.4 million at September 30, 1999 from $1.8 million at March 31, 1999. These short term borrowings relate to a warehouse line of credit established with an independent bank and maintained by EMC, the proceeds of which were invested solely in residential mortgage loans.

                            EQUALITY BANCORP, INC.

Total stockholders' equity decreased $1.6 million, or 6.1%, to $24.1 million at September 30, 1999 from $25.6 million at March 31, 1999. The decrease was primarily attributable to the Company's purchase of treasury stock of $424,000, payment of quarterly dividends totaling $280,000, and a mark to market adjustment on securities available for sale of $1.5 million, offset by net income of $516,000, a reduction in ESOP indebtedness of $72,000, and a reduction of unamortized restricted stock awards of $76,000.

                                                      EQUALITY BANCORP, INC.

                                          UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET,
                                              INTEREST AND DIVIDENDS EARNED OR PAID,
                                              AND RELATED INTEREST YIELDS AND RATES

                                                                     THREE MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------
-------------------
                                                                1999
1998
------------------------------------------------------------------------------------------------------------
-------------------
                                                               INTEREST
INTEREST
                                                   AVERAGE        AND       YIELD/           AVERAGE
AND       YIELD/
                                                 BALANCE<F1>   DIVIDENDS   COST<F2>        BALANCE<F1>
DIVIDENDS   COST<F2>
------------------------------------------------------------------------------------------------------------
-------------------
                                                                         (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans Receivable<F3>                           $ 99,314      $1,914      7.71%            $ 97,730
$1,892      7.74%
   Investment securities                           110,573       2,028      7.34               58,812
964      6.56
   Mortgage-backed securities                       78,905       1,159      5.88               92,447
1,293      5.59
   Interest-bearing deposits                         3,811          22      2.31                9,863
87      3.53
   Investment in FHLB                                7,803         124      6.36                6,307
106      6.72
                                                  --------      ------                       --------      -
-----
   Total interest-earning
      assets                                       300,406       5,247      6.99              265,159
4,342      6.55
                                                                ------                                     -
-----
   Other assets                                     13,120                                     12,183
                                                  --------                                   --------
Total assets                                       313,526                                    277,342
                                                  ========                                   ========

Interest bearing liabilities:
   Regular savings                                  21,375                                     20,212
   NOW accounts                                     17,984                                     15,572
   Money market accounts                             9,571                                      6,220
   Certificates of deposit                          81,103                                     78,136
                                                  --------                                   --------
Total savings deposits                             130,033       1,365      4.20              119,840
1,345      4.49
   FHLB advances                                   154,003       2,118      5.50              126,098
1,725      5.47
   Other interest-bearing
      liabilities                                    3,228          17      2.11                3,300
17      2.06
                                                  --------      ------                       --------      -
-----
Total interest bearing
      liabilities                                  287,264       3,500      4.87              249,238
3,087      4.95
                                                                ------                                     -
-----
   Other liabilities                                 1,978                                      1,861
                                                  --------                                   --------
Total liabilities                                  289,242                                    251,099
Stockholders' equity                                24,284                                     26,243
                                                  --------                                   --------
Total liabilities and
   stockholders' equity                           $313,526                                   $277,342
                                                  ========                                   ========

Net interest income                                             $1,747
$1,255
                                                                ======
======
Interest rate spread                                              2.12%
1.60%
                                                                ======
======
Net interest margin<F4>                                           2.33%
1.89%
                                                                ======
======
Ratio of average interest-
   earning assets to
   average interest-bearing
   liabilities                                                              1.05X
1.06X
                                                                            ====
====

<F1>  Average balances are computed on a monthly basis (month-end balances).
<F2>  Annualized.
<F3>  Does not include interest on loans 90 days or more past due.
<F4>  Net interest income divided by average interest-earning assets.

                            EQUALITY BANCORP, INC.

            THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

NET INCOME
Net income increased $74,000, or 37.6%, to $270,000 for the three months ended September 30, 1999 from $196,000 for the three months ended September 30, 1998. The increase was primarily the result of increased net interest income of $492,000, or 39.2%, offset by decreased noninterest income of $213,000, or 21.9%, increased noninterest expense of $159,000, or 8.3%, and increased income taxes of $47,000, or 38.7%, for the three months ended September 30, 1999.

INTEREST INCOME
Interest income increased $905,000, or 20.8%, to $5.2 million for the three months ended September 30, 1999 from $4.3 million for the three months ended September 30, 1998. The increase is primarily due to increased average loans receivable of $1.6 million to $99.3 million for the three months ended September 30, 1999 from $97.7 million for the three months September 30, 1999 and increased average investment securities of $51.8 million to $110.6 million for the three months ended September 30, 1999 from $58.8 million for the three months ended September 30, 1999 offset by decreased average mortgage-backed securities of $13.5 million to $78.9 million for the three months ended September 30, 1999 from $92.4 million for the three months ended September 30, 1998. The weighted average yield on total interest-earning assets increased to 6.99% for the three months ended September 30, 1999 from 6.55% for the three months ended September 30, 1998 due to the investment of proceeds of mortgage loan repayments and investment securities maturities at current market rates.

INTEREST EXPENSE
Interest expense increased $413,000, or 13.4%, to $3.5 million for the three months ended September 30, 1999 from $3.1 million for the three months ended September 30, 1998. The increase is primarily due to increased average FHLB advances of $27.9 million to $154.0 million for the three months ended September 30, 1999 from $126.1 million for the three months ended September 30, 1999 and increased average savings deposits of $10.2 million to $130.0 million for the three months ended September 30, 1999 from $119.8 million for the three months ended September 30, 1998. This increase is due primarily to the opening of three new branch facilities and increased general marketing efforts. Weighted average cost of funds decreased to 4.87% for the three months ended September
   30, 1999 from 4.95% for the three months ended September 30, 1998.

PROVISION FOR LOSSES ON LOANS
The Company had no provision for losses on loans for the three month periods ended September 30, 1999 or September 30, 1998. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The Bank's allowance for loan losses totaled $366,000 at September 30, 1999 and March 31, 1999. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Bank maintains its allowance for losses at a level which it considered to be adequate, there can be no assurances that further additions will not be made to the allowance or that such losses will not exceed the estimated amounts.

NONINTEREST INCOME
Noninterest income decreased $213,000, or 21.9%, to $758,000 for the three months ended September 30, 1999 from $971,000 for the three months ended September 30, 1998. This decrease was due primarily to decreased gain on sale of loans of $236,000, or 47.2%,

                            EQUALITY BANCORP, INC.

   to $264,000 for the three months ended September 30, 1999 from $500,000 for the three months ended September 30, 1998, and decreased gain on sale of investment securities of $52,000, or 171.4%, to a loss of $22,000 for the three months ended September 30, 1999 from a gain of $31,000 for the three months ended September 30, 1998, offset by decreased equity in loss of joint ventures of $17,000, or 100.0%, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1999, due to the Company's sale of its joint venture interest during 1998. Increased other noninterest income of $46,000, or 38.8%, to $166,000 for the three months ended September 30, 1999 from $120,000 for the three months ended September 30, 1999 and increased loan servicing fees and late charges of $10,000, or 3.3%, to $304,000 for the three months ended September 30, 1999 from $294,000 for the three months ended September 30, 1998. For the three months ended September 30, 1999, the Company, through EMC, sold $22.1 million of mortgage loans as compared to sales of $37.3 million for the three months ended September 30, 1998. The decreased volume of sales resulted in decreased gain on sale for the comparable periods.
   However, the Company's efforts at retaining servicing on loans sold increased the average loan servicing portfolio $34.3 million, or 9.9%, to $382.1 million for the three months ended September 30, 1999 from $347.8 million for the three months ended September 30, 1998.

NONINTEREST EXPENSE
Noninterest expense increased $159,000, or 8.3%, to $2.1 million for the three months ended September 30, 1999 from $1.9 million for the three months ended September 30, 1998. The increase was due primarily to increased salary and employee benefits of $33,000, or 2.9%, to $1.2 million for the three months ended September 30, 1999 from $1.1 million for the three months ended September 30, 1999, increased occupancy expense of $94,000, or 65.6%, to $237,000 for the three months ended September 30, 1999 from $143,000 for the three months ended September 30, 1998, increased data processing expenses of $42,000, or 52.6%, to $121,000 for the three months ended September 30, 1999 from $79,000 for the three months ended September 30, 1998 and increased other expenses of $24,000, or 5.6%, to $452,000 for the three months ended September 30, 1999 from $428,000 for the three months ended September 30, 1998, offset by decreased advertising expense of $34,000, or 30.8%, to $77,000 for the three months ended September 30, 1999 from $111,000 for the three months ended September 30, 1998. Salary and employee benefits increased primarily due to an increase of six Bank personnel to staff three newly opened branch facilities in Washington, Missouri, St. Peters, Missouri, and Arnold, Missouri, as well as additional employment needs in the Bank's subsidiaries including commission loan officers and insurance sales producers. The increase in occupancy, data processing and other expenses is also reflective of the three new branches which have been opened.

INCOME TAXES
Income tax expense increased $47,000, or 38.7%, to $167,000 for the three months ended September 30, 1999 from $120,000 for the three months ended September 30, 1998. This increase was primarily due to an increase in income before income tax of $120,000, or 38.0%. The effective tax rate was approximately 38.2% and 38.0% for the three month periods ended September 30, 1999 and 1998, respectively.

                                                      EQUALITY BANCORP, INC.

                                          UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET,
                                              INTEREST AND DIVIDENDS EARNED OR PAID,
                                              AND RELATED INTEREST YIELDS AND RATES

                                                                        SIX MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------
-------------------
                                                                1999
1998
------------------------------------------------------------------------------------------------------------
-------------------
                                                               INTEREST
INTEREST
                                                   AVERAGE        AND       YIELD/           AVERAGE
AND       YIELD/
                                                 BALANCE<F1>   DIVIDENDS   COST<F2>        BALANCE<F1>
DIVIDENDS   COST<F2>
------------------------------------------------------------------------------------------------------------
-------------------
                                                                         (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans Receivable<F3>                           $ 98,300      $ 3,738     7.61%            $100,331
$3,964      7.90%
   Investment securities                           102,138        3,642     7.13               64,789
2,064      6.37
   Mortgage-backed securities                       81,662        2,415     5.91               77,348
2,261      5.85
   Interest-bearing deposits                         3,338           32     1.92               11,699
212      3.62
   Investment in FHLB                                7,443          234     6.29                6,087
203      6.67
                                                  --------      -------                      --------      -
-----
   Total interest-earning
      assets                                       292,881       10,061     6.87              260,254
8,704      6.69
                                                                -------                                    -
-----
   Other assets                                     12,776                                     11,685
                                                  --------                                   --------
Total assets                                       305,657                                    271,939
                                                  ========                                   ========

Interest bearing liabilities:
   Regular savings                                  21,209                                     20,261
   NOW accounts                                     17,103                                     14,652
   Money market accounts                             8,998                                      6,377
   Certificates of deposit                          81,852                                     77,965
                                                  --------                                   --------
Total savings deposits                             129,162        2,738     4.24              119,255
2,667      4.47
   FHLB advances                                   146,641        3,939     5.37              121,715
3,271      5.37
   Other interest-bearing
      liabilities                                    2,826           29     2.50                2,944
30      2.50
                                                  --------      -------                      --------      -
-----
Total interest bearing
      liabilities                                  278,629        6,706     4.81              243,914
5,968      4.89
                                                                -------                                    -
-----
   Other liabilities                                 2,265                                      1,865

                                                  --------                                   --------
Total liabilities                                  280,894                                    245,779
Stockholders' equity                                24,763                                     26,160
                                                  --------                                   --------
Total liabilities and
   stockholders' equity                           $305,657                                   $271,939
                                                  ========                                   ========
Net interest income                                             $ 3,355
$2,736
                                                                =======
======
Interest rate spread                                               2.06%
1.80%
                                                                =======
======
Net interest margin<F4>                                            2.29%
2.10%
                                                                =======
======
Ratio of average interest-
   earning assets to
   average interest-bearing
   liabilities                                                              1.05X
1.07X
                                                                            ====
====

<F1>  Average balances are computed on a monthly basis (month-end balances).
<F2>  Annualized.
<F3>  Does not include interest on loans 90 days or more past due.
<F4>  Net interest income divided by average interest-earning assets.

                            EQUALITY BANCORP, INC.

             SIX MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

NET INCOME
Net income decreased $32,000, or 5.8%, to $516,000 for the six months ended
   September 30, 1999 from $547,000 for the six months ended September 30, 1998. The decrease was primarily the result of increased noninterest expense of $465,000, or 12.8%, and decreased noninterest income of $199,000, or 11.0%, offset by increased net interest income of $619,000, or 22.6%, and decreased income taxes of $13,000, or 3.7%.

INTEREST INCOME
Interest income increased $1.4 million, or 15.6%, to $10.1 million for the six months ended September 30, 1999 from $8.7 million for the six months ended September 30, 1998. Interest on loans receivable decreased by $226,000, or 5.7% to $3.7 million for the six months ended September 30, 1999. This decrease was the result of a decrease in the average balance of loans outstanding of $2.0 million from $100.3 million for the six months ended September 30, 1998 to $98.3 million for the six months ended September 30, 1999, accompanied by a decrease in the yield on loans from 7.90% for the six months ended September 30, 1998 to 7.61% for the six months ended September 30, 1999. The lower average balance of loans outstanding for the six months ended September 30, 1999 reflects a decrease in mortgage lending due to rising interest rates offset by increased secured commercial lending. Interest on investment securities increased $1.6 million, or 76.5%, from $2.1 million for the six months ended September 30, 1998 to $3.6 million for the six months ended September 30, 1999, due to an increase in the average balance of investment securities of $37.3 million from $64.8 million for the six months ended September 30, 1998 to $102.1 million for the six months ended September 30, 1999. During the same period the yield on investment securities increased from 6.37% for the six months ended September 30, 1998 to 7.13% for the six months ended September 30, 1999. Interest income on mortgage-backed securities increased $155,000, or 6.8% from $2.3 million for the six months ended September 30, 1998 to $2.4 million for the six months ended September 30, 1999 due to an increase in the average balances of $4.3 million from $77.3 million for the six months ended September 30, 1998 to $81.7 million for the six months ended September 30, 1999, accompanied by an increase in the yield on mortgage-backed securities from 5.85% for the six months ended September 30, 1998 to 5.91% for the six months ended September 30, 1999.

INTEREST EXPENSE
Interest expense increased $738,000, or 12.4%, to $6.7 million for the six months ended September 30, 1999 from $6.0 million for the six months ended September 30, 1998. The increase resulted primarily from increased average deposits and FHLB advances. Average deposit balances increased $9.9 million from $119.3 million for the six months ended September 30, 1998 to $129.2 million for the six months ended September 30, 1999. During the same three month periods, the weighted average cost of deposits decreased from 4.47% for the six months ended September 30, 1998 to 4.24% for the six months ended September 30, 1999. The increase in average savings deposits is primarily due to the Bank's opening of three new branch facilities and general marketing efforts.

Average advances from the FHLB increased $24.9 million from $121.7 million for the six months ended September 30, 1998 to $146.6 million for the six months ended September 30, 1999. The increase as primarily the result of borrowings used to fund increased investment securities. The weighted average cost of advances remained unchanged at 5.37% for the six months ended September 30, 1998 and 1999, respectively.

                            EQUALITY BANCORP, INC.

PROVISION FOR LOSSES ON LOANS
The Company had no provision for losses on loans for the six months ended
   September 30, 1999 or September 30, 1998. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net chargeoffs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The Bank's allowance for loan losses totaled $366,000 at September 30, 1999 and March 31, 1999, respectively. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Bank maintains its allowance for losses at a level which it considered to be adequate, there can be no assurances that further additions will not be made to the allowance or that such losses will not exceed the estimated amounts.

NONINTEREST INCOME
Noninterest income decreased $199,000, or 11.0%, to $1.6 million for the six months ended September 30, 1999 from $1.8 million for the six months ended September 30, 1998. The decrease is due primarily to gain on sale of mortgage loans which decreased $343,000 from $939,000 for the six months ended September 30, 1998, to $595,000 for the six months ended September 30, 1999, and decreased gain on sale of investment securities which decreased $28,000 from $37,000 for the six months ended September 30, 1998 to $9,000 for the six months ended September
   30, 1999 offset by the equity in loss of joint ventures which decreased $54,000 as a result of the Company's sale of its joint venture interest in 1998, increased loan servicing fees and late charges of $28,000 and increased other noninterest income of $77,000. For the six months ended September 30, 1999, the Bank, through EMC, sold $58.6 million of mortgage loans as compared to $78.2 million in the comparable period in 1998. The deceased sales volume of $19.7 resulted in decreased gain on sale of mortgage loans. Loan servicing fees and late charges increased due primarily to an increase in the average servicing portfolio of EMC. Average loan servicing by EMC increased $34.3 million, or 9.9%, from $347.8 million for the six months ended September 30, 1998 to $382.1 million for the six months ended September 30, 1999.

NONINTEREST EXPENSE
Noninterest expense increased $465,000, or 12.8%, to $4.1 million for the six months ended September 30, 1999 from $3.6 million for the six months ended September 30, 1998 due primarily to increased salaries and employee benefits of $155,000, or 7.1%, from $2.2 million for the six months ended September 1998 to $2.3 million for the six months ended September 30, 1999, increased occupancy expenses of $162,000, or 62.9%, from $258,000 for the six months ended September 30, 1998 to $421,000 for the six months ended September 30, 1999, increased data processing expenses of $60,000, or 39.1%, from $152,000 for the six months ended September 30, 1998 to $212,000 for the six months ended September 30, 1999, and increased other expenses of $126,000 or 15.1%, from $836,000 for the six months ended September 30, 1998 to $963,000 for the six months ended September 30, 1999. Salary and employee benefits increased primarily due to an increase of six Bank personnel to staff three newly opened branch facilities in Washington, Missouri, St.
   Peters, Missouri, and Arnold, Missouri, as well as additional employment needs in the Bank's subsidiaries including commission loan officers and insurance sales producers. The increase in occupancy, data processing and other expenses is also reflective of the three new branches which have been opened.

INCOME TAXES
Income tax expense decreased $13,000, or 3.7%, to $336,000 for the six months ended September 30, 1999 from $349,000 for the six months ended
   September 30, 1998. The decrease was the result of the decrease in income before income tax expense of $45,000.

                            EQUALITY BANCORP, INC.

The effective tax rate was approximately 39.5% and 39.0% for the six month periods ended September 30, 1999 and 1998, respectively.

NONPERFORMING ASSETS
At September 30, 1999, nonperforming assets were approximately $735,000, which represents a increase of $15,000, or 2.1%, as compared to March 31, 1999. A summary of nonperforming assets by category is summarized as follows:

                                                      September 30,    March 31,
                                                          1999           1999
                                                      ------------     ---------
                                                            (in thousands)
   Nonaccruing loans:
      One to four family <F1>                             $724            650
      Commercial real estate                                --             51
      Consumer and other                                    11             15
                                                          ----            ---
         Total nonaccruing loans                           735            716
   Repossessed assets                                       --              4
                                                          ----            ---
         Total nonperforming assets                       $735            720
                                                          ====            ===
   Nonaccruing loans as a percent of net loans             .75%           .79%
                                                          ====            ===
   Nonaccruing loans as a percent of
      total assets                                         .23%           .25%
                                                          ====            ===

   Nonperforming assets as a percent of
      total assets                                         .23%           .25%
                                                          ====            ===

<F1>  Includes $547,000 and $486,000 of FHA/VA loans, the principal and interest payments of which are either issued by FHA or guaranteed by the VA at September 30, 1999 and March 31, 1999, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The Office of Thrift Supervision (OTS) requires minimum levels of liquid assets. OTS regulations presently require the Bank to maintain an average daily balance of liquid assets equal to a monthly average of not less than 4.0% of net withdrawable accounts plus short-term borrowings. Such requirements may be changed from time to time by the OTS to reflect changing economic conditions. Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and other short-term funding needs. The Bank's regulatory liquidity at September 30, 1999 was 27.4%.

The Bank's primary sources of funds consist of deposits bearing market rates of interest and loan repayments. Other potential sources of funds available to the Bank include borrowings from FHLB. At September 30, 1999, the Bank had such outstanding FHLB borrowings of $160.0 million. The Bank uses its liquidity resources principally to

                            EQUALITY BANCORP, INC.

   meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet and exceed the Bank's liquidity needs, including meeting its commitments to buy or fund loans. At September 30, 1999, the Bank had approximately $1.1 million in outstanding commitments to originate loans, approximately $37,000 of which were adjustable rate loans. The interest rate on fixed rate commitments ranged from 7.1% to 8.125% at September 30, 1999. The majority of the loans will be sold into the secondary market upon origination.

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

A reconciliation of stockholders' equity at September 30, 1999, as reported in the financial statements of the Bank, to the three capital standards, as required under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), is as follows:

                                                                    Regulatory Capital
                                                          -------------------------------------
                                                            Tangible      Core     Risk-based
                                                             capital     capital     capital
                                                          -------------------------------------
                                                                   (Dollars in Thousands)
      Stockholders' equity                                  $23,292      23,292      23,292
      Accumulated other comprehensive
         loss                                                 1,384       1,384       1,384
                                                            -------      ------      ------
      Adjusted stockholders' equity                          24,676      24,676      24,676
      Additional capital item - general
         loan loss reserves                                      --          --         366
                                                            -------      ------      ------
      Regulatory capital, as computed                        24,676      24,676      25,042
      Minimum capital requirement                             4,812       9,624      12,238
                                                            -------      ------      ------
      Regulatory capital in excess of
        minimum capital requirement                         $19,864      15,052      12,804
                                                            =======      ======      ======
      Regulatory capital ratio                                 7.69%       7.69%      16.37%
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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In December, 1998, the Financial Accounting Standards Board (FASB) issued
   Statement of Financial Accounting Standards No. 133, Accounting for
                                                        --------------
   Derivative Instruments and Hedging Activities, (SFAS 133).  SFAS 133
   ---------------------------------------------
   establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In September, 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting
                                                               ----------
   for Derivative Instruments and Hedging Activities - Deferral of the
   -------------------------------------------------------------------
   Effective Date of FASB Statement No. 133, an Amendment of FASB
   --------------------------------------------------------------
   Statement No. 133, which defers the effective date of SFAS 133 from
   -----------------
   fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Earlier application of SFAS 133, as amended, is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS 133, as amended.

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

                       EQUALITY BANCORP, INC.

To date, the awareness, assessment, renovation, validation and implementation phases of the action plan have been completed by the Company. Contingency plans have been developed by the committee and can be implemented in the unlikely event that the core application providers are not compliant with Year 2000 issues.

The Company is primarily a retail banking and mortgage banking provider specializing in single family residential mortgages and family related retail deposit relationships. Year 2000 risk associated with this type of business are considered to have a minimal impact on the Company.

The Board of Directors has initially budgeted $148,000 for year 2000 issues in addition to in-house compensation expenditures of committee members. To date, $91,000 has been expended. The Year 2000 committee reports to the Board of Directors on a monthly basis and management does not expect the cost of Year 2000 compliance to be material to the business, financial condition, or results of operation of the Company.

                            EQUALITY BANCORP, INC.

                         PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------
          None.

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------
          None.

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          On August 13, 1999, Equality Bancorp, Inc. held its Annual Shareholder's Meeting for the purpose of the election of three directors.

          For election of directors:

                                                FOR        WITHHELD
                                             ---------     --------
                Daniel C. Aubuchon           2,079,948      64,451
                Stacey W. Braswell           2,081,154      63,245
                Richard C. Fellhauer         2,081,154      63,245

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



                            EQUALITY BANCORP, INC.
                                  Registrant




Date:    November 12, 1999                /s/Richard C. Fellhauer
     ------------------------------       ------------------------------------
                                          Richard C. Fellhauer, President,
                                          Chief Executive Officer and
                                          Chairman of the Board


Date:    November 12, 1999                /s/Michael A. Deelo
     ------------------------------       ------------------------------------

                                          Michael A. Deelo,
                                          Chief Financial Officer