Form 10QSB
period 1999-12-31
EQUALITY BANCORP INC
filed 2000-02-14
CIK 1040476

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1999.

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                to
                                      --------------    --------------
                          Commission File No. 333-30469

                             EQUALITY BANCORP, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

                   DELAWARE                                43-1785126
      ---------------------------------            ---------------------------
        (State or other jurisdiction               (I.R.S. Employer ID Number)
      of incorporation or organization)

       9920 WATSON ROAD, ST. LOUIS, MO                        63126
-------------------------------------------------------------------------------
  (Address of principal executive offices)                  (zip code)

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

                                Yes   X     No
                                    -----      -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                    Shares Outstanding at February 14, 2000
  -----------------------------        ---------------------------------------
  Common Stock, Par Value $0.01                       2,544,094

Traditional Small Business Disclosure Format (Check one): Yes       No   X
                                                              -----    -----

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

                                         EQUALITY BANCORP, INC. AND SUBSIDIARY

                                              Consolidated Balance Sheets
                                          December 31, 1999 and March 31, 1999
                                                      (Unaudited)
                                                                              Dec. 31,                     March 31,
                                                                                1999                         1999
                                                                              --------                     ---------
                      Assets
                      ------
Cash, primarily interest-bearing demand accounts                            $  4,170,869                   6,449,613
Interest-bearing deposits                                                        395,000                   1,085,000
Investment securities:
   Available for sale, at market value                                       124,878,659                  81,635,339
   Held to maturity, at cost                                                     600,000                     600,000
Mortgage-backed securities available
 for sale, at market value                                                    72,820,289                  90,810,783
Loans receivable, net                                                        102,830,402                  90,230,677
Investment in real estate                                                         58,054                      58,054
Stock in Federal Home Loan Bank                                                8,348,300                   6,911,100
Mortgage servicing rights                                                      1,955,804                   1,479,631
Office properties and equipment, net                                           6,962,453                   6,451,357
Deferred income taxes                                                            660,128                          --
Accrued interest receivable and other assets                                   3,635,963                   2,725,620
                                                                            ------------                 -----------
                                                                             327,315,921                 288,437,174
                                                                            ============                 ===========

                Liabilities and Stockholders' Equity
                ------------------------------------

Savings deposits                                                             133,351,110                 128,953,826
Accrued interest payable on savings deposits                                     139,402                     200,280
Federal Home Loan Bank advances                                              165,854,038                 130,184,267
Other borrowed money                                                           4,000,000                   1,825,783
Advance payments by borrowers for taxes and insurance                             52,994                      69,634
Income tax payable                                                               274,674                     203,588
Deferred income taxes                                                                 --                     873,343
Accrued expenses and other liabilities                                           421,555                     518,723
                                                                            ------------                 -----------
      Total liabilities                                                      304,093,773                 262,829,444
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value per share;
      200,000 shares authorized; none issued                                           --                         --
   Common stock, $.01 par value per share; 4,000,000
      shares authorized; 2,544,094 and 2,519,793
      shares issued and outstanding at December 31,
      1999 and March 31, 1999, respectively                                       25,441                      25,198
   Additional paid-in capital                                                 16,200,538                  16,108,269
   Retained earnings - substantially restricted                               11,616,223                  11,255,324
   Accumulated other comprehensive income (loss)                              (2,259,042)                    139,464
   Treasury stock, at cost, 97,857
      and 18,500 shares respectively                                            (827,004)                   (166,431)
   Unamortized restricted stock awards                                          (507,231)                   (619,325)
   Unearned ESOP shares                                                       (1,026,777)                 (1,134,769)
                                                                            ------------                 -----------
      Total stockholders' equity                                              23,222,148                  25,607,730
                                                                            ------------                 -----------
                                                                            $327,315,921                 288,437,174
                                                                            ============                 ===========

See accompanying notes to consolidated financial statements.

                                     1

                                         EQUALITY BANCORP, INC. AND SUBSIDIARY

                                           Consolidated Statements of Income
                                 Three and Nine months ended December 31, 1999 and 1998
                                                      (Unaudited)

                                                            Three months                          Nine months
                                                          ended December 31                    ended December 31
                                                     1999                1998              1999               1998
                                                     ----                ----              ----               ----
Interest income:
   Loans receivable                              $ 1,973,631           1,922,850         5,711,964         5,886,832
   Investment securities                           2,265,208             680,764         5,907,362         2,744,844
   Mortgage-backed securities                      1,106,903           1,609,043         3,522,035         3,869,489
   Interest-bearing deposits                           7,691             107,133            39,723           319,242
   Other                                             132,363             106,847           365,822           309,756
                                                 -----------           ---------        ----------        ----------
      Total interest income                        5,485,796           4,426,637        15,546,906        13,130,163
                                                 -----------           ---------        ----------        ----------
Interest expense:
   Savings deposits                                1,413,605           1,409,298         4,152,060         4,076,673
   Advances from the Federal Home Loan Bank        2,238,409           1,789,485         6,177,008         5,060,189
   Other borrowed money                               20,802              21,909            50,027            51,804
                                                 -----------           ---------        ----------        ----------
      Total interest expense                       3,672,816           3,220,692        10,379,095         9,188,666
                                                 -----------           ---------        ----------        ----------
         Net interest income                       1,812,980           1,205,945         5,167,811         3,941,497
Provision for losses on loans                             --                  --                --                --
                                                 -----------           ---------        ----------        ----------
         Net interest income after pro-
           vision for losses on loans              1,812,980           1,205,945         5,167,811         3,941,497
                                                 -----------           ---------        ----------        ----------
Noninterest income:
   Gain on sale of mortgage loans                    100,867             557,821           696,088         1,496,402
   Loan servicing fees and late charges              300,359             352,290           915,217           938,982
   Equity in loss of joint ventures                      --                   --                --           (54,430)
   Rental income                                      54,902              43,640           136,718           112,927
   Gain on sale of real estate                            --             146,655                --           146,655
   Gain on sale of investment and
      mortgage backed securities
      available for sale                              25,890                 116            34,786            37,052
   Other                                             183,422             171,675           491,286           402,047
                                                 -----------           ---------        ----------        ----------
      Total noninterest income                       665,440           1,272,197         2,274,095         3,079,635
Noninterest expense:
   Salaries and employee benefits                  1,069,480           1,186,785         3,392,038         3,354,568
   Occupancy                                         224,217             175,014           644,863           433,171
   Data processing                                   122,576              84,501           334,524           236,838
   Advertising                                       111,550              54,419           267,921           249,477
   Deposit insurance premiums                         19,034              17,396            56,329            53,999
   Other                                             491,272             490,916         1,454,102         1,327,383
                                                 -----------           ---------        ----------        ----------
      Total noninterest expense                    2,038,129           2,009,031         6,149,777         5,655,436
                                                 -----------           ---------        ----------        ----------
Income before income tax expense                     440,291             469,111         1,292,129         1,365,696
Income tax expense                                   175,344             179,695           511,649           528,895
                                                 -----------           ---------        ----------        ----------
         Net income                              $   264,947             289,416           780,480           836,801
                                                 ===========           =========        ==========        ==========
Basic earnings per share                         $       .11                 .12               .33               .35
                                                 ===========           =========        ==========        ==========
Diluted earnings per share                       $       .11                 .12               .33               .35
                                                 ===========           =========        ==========        ==========


See accompanying notes to consolidated financial statements.

                                     2

                                                EQUALITY BANCORP, INC.

                                     Consolidated Statement of Stockholders' Equity
                                          Nine months ended December 31, 1999
                                                      (Unaudited)
                                                                    Accumulated
                                                                      other                                                Total
                    Common Stock        Additional                  comprehen-             Unamortized     Unearned        stock-
                    ------------         paid-in       Retained    sive income   Treasury   restricted       ESOP         holders'
                Shares       Amount      capital       earnings       (loss)      stock    stock awards     shares        equity
                ------       ------     ----------     --------     -----------  --------  ------------    --------       -------
Balance,
 March 31,
 1999         2,519,793     $25,198    16,108,269    11,255,324       139,464    (166,431)   (619,325)   (1,134,769)   $25,607,730

Net income                                              780,480                                                            780,480

Exercise of
 stock
 options         24,301         243        81,817                                                                           82,060

Purchase of
 Treasury
 stock,
 at cost                                                                         (660,573)                                (660,573)

Amortization
 of restricted
 stock awards                              14,185                                             112,094                      126,279

Amortization of
 ESOP awards                               (3,733)                                                          107,992        104,259

Dividend
 declared
 on common
 stock at
 $.18 per share                                        (419,581)                                                          (419,581)

Change in
 accumulated
 other
 comprehensive
 income (loss)                                                     (2,398,506)                                          (2,398,506)
              ---------     -------    ----------    ----------    ----------    --------    --------    ----------    -----------
Balance,
 Dec.31,
 1999         2,544,094     $25,441    16,200,538    11,616,223    (2,259,042)   (827,004)   (507,231)   (1,026,777)   $23,222,148
              =========     =======    ==========    ==========    ==========    ========    ========    ==========    ===========


See accompanying notes to consolidated financial statements.

                                                 EQUALITY BANCORP, INC.

                                         Consolidated Statements of Cash Flows
                                      Nine months ended December 31, 1999 and 1998
                                                      (Unaudited)
                                                                                   1999                     1998
                                                                                   ----                     ----
Cash flows from operating activities:
   Net income                                                                 $    780,480                 836,801
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
      Depreciation and amortization:
         Office properties and equipment                                           326,743                 166,847
         Real estate investments                                                        --                   7,508
         Premiums and discounts, net                                              (890,402)               (208,341)
         Mortgage servicing rights                                                 488,036                 508,433
         Restricted stock awards                                                   112,094                  69,070
      Increase (decrease) in accrued interest receivable                          (849,297)                  6,176
      Gain on sale on investment in real estate                                         --                (146,655)
      Gain on sale of investment and mortgage-backed
         securities available for sale                                             (34,786)                (37,052)
      Increase (decrease) in accrued interest payable on savings deposits          (60,878)                 41,599
      Change in income tax payable                                                  71,086                (420,173)
      Equity in loss of joint ventures                                                  --                  54,430
      Other, net                                                                  (192,296)             (4,186,845)
   Origination and purchase of loans held for sale                             (74,890,299)           (134,384,072)
   Proceeds from sales of loans held for sale                                   75,862,298             126,725,334
                                                                              ------------            ------------
            Net cash provided by (used in) operating activities                    722,779             (10,966,940)
                                                                              ------------            ------------
Cash flow from investing activities:
   Net change in loans receivable                                              (14,490,371)             12,252,494
   Decrease in interest-bearing deposits                                           690,000                 194,000
   Principal repayments on investment securities, AFS                               12,174                  33,968
   Principal repayments on mortgage-backed securities, AFS                      15,625,330              22,183,823
   Proceeds from the sale of investment securities, AFS                         14,971,450              15,767,256
   Proceeds from the maturity of investment securities, AFS                     20,690,000              57,520,704
   Proceeds from the sale of mortgage-backed securities, AFS                     5,650,348              18,053,568
   Proceeds from the maturity of investment securities, HTM                             --               2,000,000
   Purchase of investment securities, AFS                                      (79,801,523)            (58,533,316)
   Purchase of mortgage-backed securities, AFS                                  (5,300,430)            (84,969,267)
   Decrease in joint venture borrowings                                                 --                 649,048
   Purchase of stock in Federal Home Loan Bank                                  (1,437,200)             (1,321,600)
   Purchase of office properties and equipment, net                               (837,839)               (853,217)
                                                                              ------------            ------------
         Net cash used in investing activities                                 (44,228,061)            (17,022,539)
                                                                              ------------            ------------
Cash flow from financing activities:
   Net increase in savings deposits                                              4,397,284               7,412,636
   Proceeds from Federal Home Loan Bank advances                                36,000,000              36,500,000
   Repayment of Federal Home Loan Bank advances                                   (330,229)            (10,208,910)
   Proceeds from other borrowed money                                            2,174,217               2,321,306
   Increase (decrease) in advance payments by borrowers
     for taxes and insurance                                                       (16,640)                  4,322
   Cash dividends paid                                                            (419,581)               (425,733)
   Purchase of treasury stock                                                     (660,573)                     --
   Proceeds from exercise of stock options                                          82,060                  50,405
   Stock purchased for restricted stock awards                                          --                (496,661)
                                                                              ------------            ------------
      Net cash provided by financing activities                                 41,226,538              35,157,365
                                                                              ------------            ------------
            Net increase (decrease) in cash and cash equivalents                (2,278,744)              7,167,886
Cash and cash equivalents, beginning of period                                   6,449,613               1,070,538
                                                                              ------------            ------------
Cash and cash equivalents, end of period                                      $  4,170,869               8,238,424
                                                                              ============            ============

Supplemental disclosure of cash flow information:
   Interest paid                                                              $ 10,389,199               9,147,067
   Income taxes paid, net                                                          455,660                 960,012

See accompanying notes to consolidated financial statements.

                                                 EQUALITY BANCORP, INC.

                                     Consolidated Statements of Comprehensive Income
                                 Three and Nine months ended December 31, 1999 and 1998
                                                       (Unaudited)
                                                                     Three months                  Nine months
                                                                  ended December 31             ended December 31
                                                                1999            1998          1999            1998
                                                              --------        --------      --------        --------
Net Income                                                    $ 264,947        289,416        780,480        836,801
Other comprehensive income (loss):
   Net unrealized gain (loss) on investment and mortgage-
      backed securities available for sale, net of tax         (890,894)      (104,166)    (2,419,725)       (42,584)
   Less adjustment for gain on sale of investment and
      mortgage-backed securities available for sale
      realized in net income, net of tax of $10,097
      and $45 for the three months ended December 31,
      1999 and 1998, and $13,567 and $14,450 for the
      nine months ended December 31, 1999 and 1998,
      respectively                                               15,793             71         21,219         22,602
                                                              ---------       --------     ----------        -------
Total other comprehensive loss                                 (875,101)      (104,095)    (2,398,506)        19,982
                                                              ---------       --------     ----------        -------
Comprehensive income (loss)                                   $(610,154)       185,321     (1,618,026)       816,819
                                                              =========       ========     ==========        =======

See accompanying notes to consolidated financial statements.

                             EQUALITY BANCORP, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999
                                   (Unaudited)


(1)   Basis of Presentation
      ---------------------
      The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information for footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included in the results of operations for the three and nine months ended December 31, 1999 and 1998.

      Operating results for the nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

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

(3)   Earnings Per Share
      ------------------
      Basic earnings per share for the nine month periods ended December
         31, 1999 and 1998 were computed based upon net income for the period using weighted average common shares outstanding of 2,336,947 and 2,369,359, respectively. For the three month periods ended December 31, 1999 and 1998, basic earnings per share were computed upon net income for the period using weighted average common shares outstanding of 2,322,980 and 2,377,377, respectively.

      Diluted earnings per share for the nine month periods ended December
         31, 1999 and 1998 were computed based upon net income for the period using weighted average common shares and dilutive potential common shares outstanding of 2,360,422 and 2,403,043, respectively. For the three month periods ended December 31, 1999 and 1998, diluted earnings per share were computed using average common shares outstanding of 2,340,428 shares and 2,407,667 shares, respectively. Stock options are the only dilutive potential common shares.

                             EQUALITY BANCORP, INC.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION


The following discussion reviews the financial condition and results of operations of Equality Bancorp, Inc., and its subsidiary, Equality Savings Bank, with subsidiaries, as of December 31, 1999 and for the three and nine months then ended.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

CHANGES IN FINANCIAL CONDITION

The total assets of the Company increased $38.9 million, or 13.5%, to $327.3 million at December 31, 1999 from $288.4 million at March 31, 1999. This increase in asset size primarily relates to an increase in investment securities and loans receivable which were funded through Federal Home Loan Bank of Des Moines (FHLB) advances, the proceeds from repayment of mortgage-backed securities, increased savings deposits, and excess cash.

Cash, primarily interest bearing demand accounts, decreased $2.3 million, or 35.3%, to $4.2 million at December 31, 1999 from $6.4 million at March 31, 1999. This decrease is primarily the result of increased investment securities and loans receivable offset by increased FHLB advances and decreased mortgage-backed securities.

Interest bearing deposits decreased $690,000, or 63.6%, to $395,000 at December 31, 1999 from $1.1 million at March 31, 1999. The decrease is due to the maturity of seven certificates of deposit at other financial institutions. The Company is consciously reducing its investment in this area as certificates of deposit mature.

Investment securities available for sale increased $43.2 million, or 53.0%, to $124.9 million at December 31, 1999 from $81.6 million at March 31, 1999. The increase is due primarily to $79.8 million of purchases of securities offset by $20.7 million of maturities, sales proceeds of $15.0 million, and a mark to market adjustment of $2.5 million to reflect the unrealized loss on investment securities at December 31, 1999.

Investment securities held to maturity totaled $600,000 at December 31, 1999 and March 31, 1999.

Mortgage-backed securities available for sale decreased $18.0 million, or 19.8%, to $72.8 million at December 31, 1999 from $90.8 million at March 31, 1999. This decrease is the result of principal repayments of $15.6 million, sales proceeds of $5.7 million, and a mark to market adjustment of $1.4 million to reflect the unrealized loss on mortgage-backed securities at December 31, 1999 offset by purchases of $5.3 million.

Loans receivable, net, increased $12.6 million, or 14.0%, to $102.8 million at December 31, 1999, from $90.2 million at March 31, 1999. Loans held for investment increased $14.5 million, or 17.4%, to $97.7 million at December 31, 1999 from $83.3 million at March 31, 1999. This increase reflects Equality's efforts to prudently increase its loan portfolio while developing an expanded retail banking presence in its market area. Loans held for sale decreased $1.9 million, or 27.6%, to $5.1 million at December 31, 1999 from $7.0 million at March 31, 1999. This decrease is the result of EMC mortgage loan originations

                             EQUALITY BANCORP, INC.


      totaling $73.2 million and mortgage loan purchases of $773,00, offset by mortgage loan sales of $75.8 million at December 31, 1999.

The following table sets forth composition of the Company's loan portfolio in dollars and in percentages of total loans at the dates indicated:

                                                                DECEMBER 31, 1999                MARCH 31, 1999
                                                                -----------------                --------------
                                                             AMOUNT          PERCENT        AMOUNT            PERCENT
                                                             ------          ------         ------            -------
                                                                            (DOLLARS IN THOUSANDS)
   Loans secured by real estate:
     Residential:
      One to four family:
         Conventional                                       $ 66,105           64.0%        $54,525             60.1%
         FHA/VA                                                9,273            9.0          10,629             11.7
         Loans held for sale                                   5,085            4.9           7,021              7.8
         Multifamily                                           1,355            1.3           1,430              1.6
   Commercial                                                  4,133            4.0           4,382              4.8
                                                            --------          -----         -------            -----
Total Real Estate Loans                                       85,951           83.2          77,987             86.0

Commercial Business Loans                                     13,784           13.4           9,642             10.6
                                                            --------          -----         -------            -----
Consumer Loans:
         Loans secured by savings deposits                       224            0.2             254               .3
         Property improvement loans                            1,514            1.5           1,482              1.6
         Automobile loans                                      1,476            1.4           1,042              1.2
         Other consumer loans                                    288            0.3             268               .3
                                                            --------          -----         -------            -----

Total Consumer Loans                                           3,502            3.4           3,046              3.4
                                                            --------          -----         -------            -----

Total Loans                                                  103,237          100.0%        90,675             100.0%

LESS:

         Deferred loan fees                                       13                             25
         Unearned discounts                                       29                              5
         Allowance for loan losses                               364                            366
         Valuation reserve on loans held
            for sale                                               1                             48
                                                            --------                        -------

Total loans receivable, net                                 $102,830                        $90,231
                                                            ========                        =======

Office properties and equipment increased $511,000, or 7.9%, to $7.0 million at December 31, 1999 from $6.5 million at March 31, 1999. The increase resulted from additional improvements to the Bank's branch network during the nine months ended December 31, 1999 including the opening of new full service branches in St. Peters, Missouri and Arnold, Missouri.

Savings deposits increased $4.4 million, or 3.4%, to $133.4 million at December 31, 1999 from $129.0 million at March 31, 1999. Interest credited during the nine months ended December 31, 1999 was approximately $3.4 million.

FHLB advances increased $35.7 million, or 27.4%, to $165.9 million at December 31, 1999 from $130.2 million at March 31, 1999. Proceeds from these advances were used to fund purchases of investment securities and the origination of loans receivable.

                           EQUALITY BANCORP, INC.


Other borrowed money increased $2.2 million, or 119.1%, to $4.0 million at December 31, 1999 from $1.8 million at March 31, 1999. These short term borrowings relate to a warehouse line of credit established with an independent bank and maintained by EMC, the proceeds of which were invested solely in residential mortgage loans.

Total stockholders' equity decreased $2.4 million, or 9.3%, to $23.2 million at December 31, 1999 from $25.6 million at March 31, 1999. The decrease was primarily attributable to the Company's purchase of treasury stock of $661,000, payment of quarterly dividends totaling $420,000, and a mark to market adjustment on securities available for sale of $2.4 million, offset by net income of $780,000, a reduction in ESOP indebtedness of $108,000, and a reduction of unamortized restricted stock awards of $112,000.

                                                 EQUALITY BANCORP, INC.


                                     UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET,
                                         INTEREST AND DIVIDENDS EARNED OR PAID,
                                         AND RELATED INTEREST YIELDS AND RATES

                                                                  THREE MONTHS ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------
                                                            1999                                    1998
---------------------------------------------------------------------------------------------------------------------------
                                                           INTEREST                                INTEREST
                                              AVERAGE        AND         YIELD/       AVERAGE        AND         YIELD/
                                            BALANCE<F1>   DIVIDENDS     COST<F2>    BALANCE<F1>   DIVIDENDS     COST<F2>
---------------------------------------------------------------------------------------------------------------------------
                                                                        (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans Receivable<F3>                     $101,595       $1,974        7.77%      $102,183      $1,923        7.53%
   Investment securities                     127,084        2,265        7.13         47,705         681        5.71
   Mortgage-backed securities                 75,605        1,107        5.86        108,727       1,609        5.92
   Interest-bearing deposits                   2,990            8        1.07         11,575         107        3.70
   Investment in FHLB                          8,348          132        6.32          6,522         107        6.56
                                            --------       ------                   --------      ------
   Total interest-earning
      assets                                 315,622        5,486        6.95        276,712       4,427        6.40
                                                           ------                                 ------
   Other assets                               12,409                                  15,332
                                            --------                                --------
Total assets                                 328,031                                 292,044
                                            ========                                ========

Interest bearing liabilities:
   Regular savings                            20,702                                  19,966
   NOW accounts                               17,436                                  17,502
   Money market accounts                      10,742                                   6,824
   Certificates of deposit                    83,793                                  82,794
                                            --------                                --------
Total savings deposits                       132,673        1,414        4.26        127,086       1,409        4.43
   FHLB advances                             166,558        2,238        5.37        130,326       1,790        5.49
   Other interest-bearing
      liabilities                              3,729           21        2.25          3,897          22        2.26
                                            --------       ------                   --------      ------
Total interest bearing
      liabilities                            302,960        3,673        4.85        261,309       3,221        4.93
                                                           ------                                 ------
   Other liabilities                           1,330                                   4,596
                                            --------                                --------
Total liabilities                            304,290                                 265,905
Stockholders' equity                          23,741                                  26,139
                                            --------                                --------
Total liabilities and
   stockholders' equity                     $328,031                                $292,044
                                            ========                                ========


Net interest income                                        $1,813                                 $1,206
                                                           ======                                 ======
Interest rate spread                                         2.10%                                  1.47%
                                                           ======                                 ======
Net interest margin<F4>                                      2.30%                                  1.74%
                                                           ======                                 ======
Ratio of average interest-
   earning assets to
   average interest-bearing
   liabilities                                                           1.04X                                  1.06X
                                                                         ====                                   ====

<F1>  Average balances are computed on a monthly basis (month-end balances).
<F2>  Annualized.
<F3>  Does not include accrued interest on loans 90 days or more past due.
<F4>  Net interest income divided by average interest-earning assets.

                             EQUALITY BANCORP, INC.


              THREE MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998

NET INCOME
Net income decreased $24,000, or 8.5%, to $265,000 for the three months ended
      December 31, 1999 from $289,000 for the three months ended December 31, 1998. The decrease was primarily the result of decreased noninterest income of $607,000, or 47.7%, and increased noninterest expense of $29,000, or 1.5%, offset by increased net interest income of $607,000, or 50.3%, and decreased income taxes of $4,000, or 2.4%, for the three months.

INTEREST INCOME
Interest income increased $1.1 million, or 23.9%, to $5.5 million for the three months ended December 31, 1999 from $4.4 million for the three months ended December 31, 1998. The increase is primarily due to increased average investment securities of $79.4 million to $127.1 million for the three months ended December 31, 1999 from $47.7 million for the three months ended December 31, 1998 offset by decreased average loans receivable of $588,000 to $101.6 million for the three months ended December 31, 1999 from $102.2 million for the three months December 31, 1998 and decreased average mortgage-backed securities of $33.1 million to $75.6 million for the three months ended December 31, 1999 from $108.7 million for the three months ended December 31, 1998. The weighted average yield on total interest-earning assets increased to 6.95% for the three months ended December 31, 1999 from 6.40% for the three months ended December 31, 1998 due to the investment of proceeds of mortgage loan repayments and investment securities maturities at current market rates.

INTEREST EXPENSE
Interest expense increased $452,000, or 14.0%, to $3.7 million for the three months ended December 31, 1999 from $3.2 million for the three months ended December 31, 1998. The increase is primarily due to increased average FHLB advances of $36.2 million to $166.6 million for the three months ended December 31, 1999 from $130.3 million for the three months ended December 31, 1998 and increased average savings deposits of $5.6 million to $132.7 million for the three months ended December 31, 1999 from $127.1 million for the three months ended December 31, 1998. This increase is due primarily to the opening of three new branch facilities and increased general marketing efforts. Weighted average cost of funds decreased to 4.85% for the three months ended December 31, 1999 from 4.93% for the three months ended December 30, 1998.


PROVISION FOR LOSSES ON LOANS
The Company had no provision for losses on loans for the three month periods ended December 31, 1999 or December 31, 1998. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The Bank's allowance for loan losses totaled $364,000 at December 31, 1999 and $366,000 at March 31, 1999. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Bank maintains its allowance for losses at a level which it considered to be adequate, there can be no assurances that further additions will not be made to the allowance or that such losses will not exceed the estimated amounts.

                             EQUALITY BANCORP, INC.


NONINTEREST INCOME
Noninterest income decreased $607,000, or 47.7%, to $665,000 for the three months ended December 31, 1999 from $1.3 million for the three months ended December 31, 1998. This decrease was due primarily to decreased gain on sale of loans of $457,000, or 81.9%, to $101,000 for the three months ended December 31, 1999 from $558,000 for the three months ended December 31, 1998, and decreased loan servicing fees and late charges of $52,000, or 14.7%, to $300,000 for the three months ended December 31, 1999 from $352,000 for the three months ended December 31, 1998, offset by increased gain on sale of investment securities of $26,000, to $26,000 for the three months ended December 31, 1999 from no gain or loss for the three months ended December 31, 1998, increased other noninterest income of $12,000, or 6.8%, to $183,000 for the three months ended December 31, 1999 from $172,000 for the three months ended December 31, 1998. For the three months ended December 31, 1999, the Company, through EMC, sold $17.3 million of mortgage loans as compared to sales of $48.4 million for the three months ended December 31, 1998. The decreased volume of sales due to rising interest rates resulted in decreased gain on sale for the comparable periods. During the period the average loan servicing portfolio increased $51.9 million, or 14.8%, to $403.3 million from $351.4 million for the three months ended December 31, 1998.

NONINTEREST EXPENSE
Noninterest expense increased $29,000, or 1.5%, to $2.0 million for the three months ended December 31, 1999 from $2.0 million for the three months ended December 31, 1998. The increase was due primarily to increased occupancy expense of $49,000, or 28.1%, to $224,000 for the three months ended December 31, 1999 from $175,000 for the three months ended December 31, 1998, increased data processing expenses of $38,000, or 45.1%, to $123,000 for the three months ended December 31, 1999 from $85,000 for the three months ended December 31, 1998, increased advertising expense of $57,000, or 105.0%, to $112,000 for the three months ended December 31, 1999 from $54,000 for the three months ended December 31, 1998 offset by decreased salary and employee benefits of $117,000, or 9.9%, to $1.1 million for the three months ended December 31, 1998 from $1.2 million for the three months ended December 31, 1998. Salary and employee benefits decreased primarily due to a decrease in loan officer commission expense of $128,000, or 68.4%, to $59,000 for the three months ended December 31, 1999 from $188,000 for the three months ended December 31, 1998, offset by an increase salaries due to hiring of six additional Bank personnel. The increase in occupancy, data processing and other expenses is reflective of the two new branches which have been opened.

INCOME TAXES
Income tax expense decreased $4,000, or 2.4%, to $175,000 for the three months ended December 31, 1999 from $180,000 for the three months ended December 31, 1998. This decrease was primarily due to a decrease in income before income tax of $29,000, or 6.1%. The effective tax rate was approximately 39.8% and 38.3% for the three month periods ended December 31, 1999 and 1998, respectively.

                                                 EQUALITY BANCORP, INC.

                                     UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET,
                                         INTEREST AND DIVIDENDS EARNED OR PAID,
                                         AND RELATED INTEREST YIELDS AND RATES



                                                                  NINE MONTHS ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------
                                                            1999                                    1998
---------------------------------------------------------------------------------------------------------------------------
                                                           INTEREST                                INTEREST
                                              AVERAGE        AND         YIELD/       AVERAGE        AND         YIELD/
                                            BALANCE<F1>   DIVIDENDS     COST<F2>    BALANCE<F1>   DIVIDENDS     COST<F2>
---------------------------------------------------------------------------------------------------------------------------
                                                                        (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans Receivable<F3>                     $ 99,494      $ 5,712        7.65%      $100,966     $ 5,887        7.77%
   Investment securities                     110,453        5,907        7.13         59,094       2,745        6.19
   Mortgage-backed securities                 79,643        3,522        5.90         87,807       3,869        5.88
   Interest-bearing deposits                   3,222           40        1.66         11,658         319        3.65
   Investment in FHLB                          7,745          366        6.30          6,232         310        6.63
                                            --------      -------                   --------     -------
   Total interest-earning
      assets                                 300,557       15,547        6.90        265,757      13,130        6.59
                                                          -------                                -------
   Other assets                               12,558                                  12,884
                                            --------                                --------
Total assets                                 313,115                                 278,641
                                            ========                                ========

Interest bearing liabilities:
   Regular savings                            21,046                                  20,163
   NOW accounts                               17,214                                  15,602
   Money market accounts                       9,580                                   6,526
   Certificates of deposit                    82,481                                  79,575
                                            --------                                --------
Total savings deposits                       130,321        4,152        4.25        121,866       4,077        4.46
   FHLB advances                             153,280        6,177        5.37        124,586       5,060        5.42
   Other interest-bearing
      liabilities                              3,127           50        2.13          3,261          52        2.13
                                            --------      -------                   --------     -------
Total interest bearing
      liabilities                            286,728       10,379        4.83        249,713       9,189        4.91
                                                          -------                                -------
   Other liabilities                           1,965                                   2,775
                                            --------                                --------
Total liabilities                            288,693                                 252,488
Stockholders' equity                          24,422                                  26,153
                                            --------                                --------
Total liabilities and
   stockholders' equity                     $313,115                                $278,641
                                            ========                                ========

Net interest income                                       $ 5,168                                $ 3,941
                                                          =======                                =======
Interest rate spread                                         2.07%                                  1.68%
                                                          =======                                =======
Net interest margin<F4>                                      2.29%                                  1.98%
                                                          =======                                =======
Ratio of average interest-
   earning assets to
   average interest-bearing
   liabilities                                                           1.05X                                  1.06X
                                                                         ====                                   ====

<F1>  Average balances are computed on a monthly basis (month-end balances).
<F2>  Annualized.
<F3>  Does not include accrued interest on loans 90 days or more past due.
<F4>  Net interest income divided by average interest-earning assets.

                             EQUALITY BANCORP, INC.


              NINE MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998

NET INCOME
Net income decreased $56,000, or 6.7%, to $780,000 for the nine months ended
      December 31, 1999 from $837,000 for the nine months ended September 30, 1998. The decrease was primarily the result of increased noninterest expense of $494,000, or 8.7%, and decreased noninterest income of $806,000, or 26.2%, offset by increased net interest income of $1.2 million, or 31.1%, and decreased income taxes of $17,000, or 3.3%.

INTEREST INCOME
Interest income increased $2.4 million, or 18.4%, to $15.5 million for the nine months ended December 31, 1999 from $13.1 million for the nine months ended December 31, 1998. Interest on loans receivable decreased by $175,000, or 3.0% to $5.7 million for the nine months ended December 31, 1999. This decrease was the result of a decrease in the average balance of loans outstanding of $1.5 million from $101.0 million for the nine months ended December 31, 1998 to $99.5 million for the nine months ended December 31, 1999, accompanied by a decrease in the yield on loans from 7.77% for the nine months ended December 31, 1998 to 7.65% for the nine months ended December 31, 1999. The lower average balance of loans outstanding for the nine months ended December 31, 1999 reflects a decrease in mortgage lending due to rising interest rates offset by increased secured commercial lending. Interest on investment securities increased $3.2 million, or 115.2%, from $2.7 million for the nine months ended December 31, 1998 to $5.9 million for the nine months ended December 31, 1999, due to an increase in the average balance of investment securities of $51.4 million from $59.1 million for the nine months ended December 31, 1998 to $110.5 million for the nine months ended December 31, 1999. During the same period the yield on investment securities increased from 6.19% for the nine months ended December 31, 1998 to 7.13% for the nine months ended December 31, 1999. Interest income on mortgage-backed securities decreased $347,000, or 9.0% from $3.9 million for the nine months ended December 31, 1998 to $3.5 million for the nine months ended December 31, 1999 due to a decrease in the average balances of $8.2 million from $87.8 million for the nine months ended December 31, 1998 to $79.6 million for the nine months ended December 31, 1999, offset by an increase in the yield on mortgage-backed securities from 5.88% for the nine months ended December 31, 1998 to 5.90% for the nine months ended December 31, 1999.

INTEREST EXPENSE
Interest expense increased $1.2 million, or 13.0%, to $10.4 million for the nine months ended December 31, 1999 from $9.2 million for the nine months ended December 31, 1998. The increase resulted primarily from increased average deposits and FHLB advances. Average deposit balances increased $8.5 million from $121.9 million for the nine months ended December 31, 1998 to $130.3 million for the nine months ended December 31, 1999. During the same nine month periods, the weighted average cost of deposits decreased from 4.46% for the nine months ended December 31, 1998 to 4.25% for the nine months ended December 31, 1999. The increase in average savings deposits is primarily due to the Bank's opening of three new branch facilities and deposit marketing efforts.

                             EQUALITY BANCORP, INC.


Average advances from the FHLB increased $28.7 million from $124.6 million for the nine months ended December 31, 1998 to $153.3 million for the nine months ended December 31, 1999. The increase as primarily the result of borrowings used to fund increased investment securities. The weighted average cost of advances decreased to 5.37% for the nine months ended December 31, 1999, from 5.42% for the nine months ended December 31, 1998.

PROVISION FOR LOSSES ON LOANS
The Company had no provision for losses on loans for the nine months ended
      December 31, 1999 or December 31, 1998. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net chargeoffs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The Bank's allowance for loan losses totaled $364,000 at December 31, 1999 and $366,000 at March 31, 1999,
      respectively. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Bank maintains its allowance for losses at a level which it considered to be adequate, there can be no assurances that further additions will not be made to the allowance or that such losses will not exceed the estimated amounts.

NONINTEREST INCOME
Noninterest income decreased $806,000, or 26.2%, to $2.3 million for the nine months ended December 31, 1999 from $3.1 million for the nine months ended December 31, 1998. The decrease is due primarily to gain on sale of mortgage loans which decreased $800,000 from $1.5 million for the nine months ended December 31, 1998, to $696,000 for the nine months ended December 31, 1999, and decreased gain on sale of investment securities which decreased $2,000 from $37,000 for the nine months ended December 31, 1998 to $35,000 for the nine months ended December 31, 1999 and decreased loan servicing fees and late charges of $24,000 offset by the equity in loss of joint ventures which decreased $54,000 as a result of the Company's sale of its joint venture interest in 1998, and increased other noninterest income of $89,000. For the nine months ended December 31, 1999, the Bank, through EMC, sold $75.8 million of mortgage loans as compared to $126.7 million in the comparable period in 1998. The deceased sales volume of $50.8 resulted in decreased gain on sale of mortgage loans and a corresponding decrease in fees related to reduced originations. Average loan servicing by EMC increased $36.2 million, or 10.3%, from $353.0 million for the nine months ended December 31, 1998 to $389.2 million for the nine months ended December 31, 1999.

NONINTEREST EXPENSE
Noninterest expense increased $494,000, or 8.7%, to $6.1 million for the nine months ended December 31, 1999 from $5.7 million for the nine months ended Depember 31, 1998 due primarily to increased salaries and employee benefits of $37,000, or 1.1%, from $3.4 million for the nine months ended December 31, 1998 to $3.4 million for the nine months ended December 31, 1999, increased occupancy expenses of $212,000, or 48.9%, from $433,000 for the nine months ended December 31, 1998 to $645,000 for the nine months ended December 31, 1999, increased data processing expenses of $98,000, or 41.3%, from $237,000 for the nine months ended December 31, 1998 to $335,000 for the nine months ended December 31, 1999, and increased other expenses of $127,000 or 9.6%, from $1.3 million for the nine months ended December 31, 1998 to $1.5 for the nine months ended December 31, 1999. Salary and employee benefits increased primarily due to an increase of six Bank personnel to staff two newly opened branch facilities in St. Peters, Missouri, and Arnold, Missouri, as well as additional employment needs in the Bank's

                             EQUALITY BANCORP, INC.


      subsidiaries including commission loan officers and insurance sales producers offset by reduced commissions paid on reduced mortgage loan originations for comparable periods. The increase in occupancy, data processing and other expenses is also reflective of the new branches which have been opened.

INCOME TAXES
Income tax expense decreased $17,000, or 3.3%, to $512,000 for the nine months ended December 31, 1999 from $529,000 for the nine months ended December 31, 1998. The decrease was the result of the decrease in income before income tax expense of $74,000. The effective tax rate was approximately 39.6% and 38.7% for the nine month periods ended December 31, 1999 and 1998, respectively.

NONPERFORMING ASSETS
At December 31, 1999, nonperforming assets were approximately $507,000, which represents a decrease of $213,000, or 29.6%, as compared to March 31, 1999. A summary of nonperforming assets by category is summarized as follows:

                                                                            December 31,                 March 31,
                                                                               1999                        1999
                                                                            ------------                 ---------
                                                                                       (in thousands)
      Nonaccruing loans:
         One to four family <F1>                                             $  494                        650
         Commercial real estate                                                  --                         51
         Consumer and other                                                      13                         15
                                                                             ------                     ------
            Total nonaccruing loans                                             507                        716
      Repossessed assets                                                         --                          4
                                                                             ------                     ------
            Total nonperforming assets                                       $  507                        720
                                                                             ======                     ======
      Nonaccruing loans as a percent of net loans                               .49%                       .79%
                                                                             ======                     ======
      Nonaccruing loans as a percent of
         total assets                                                           .15%                       .25%
                                                                             ======                     ======
      Nonperforming assets as a percent of
         total assets                                                           .15%                       .25%
                                                                             ======                     ======

<F1>  Includes $404,000 and $486,000 of FHA/VA loans, the principal and interest payments of which are either issued by FHA or guaranteed by the VA at December 31, 1999 and March 31, 1999, respectively.

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

                            EQUALITY BANCORP, INC.


LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are deposits, advances from the FHLB, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Bank invests in short-term investment securities and interest-earning assets which provide liquidity to meet lending requirements. Although the Bank's deposits have historically represented the majority of its total liabilities, the Bank also utilizes other borrowing sources, primarily advances from the FHLB which totaled $165.9 million at December 31, 1999. At December 31, 1999, the Bank had approximately $1.3 million in outstanding commitments to originate loans, approximately $697,000 of which were adjustable rate loans. The interest rate on fixed rate commitments ranged from 6.77% to 8.50% at December 31, 1999. The majority of the loans will be sold into the secondary market upon origination.

Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as cash and cash equivalents, and U.S. Government agency securities. On a longer-term basis, the Bank invests in various loans, mortgage-backed securities, and investment securities. The Bank uses its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain an investment securities portfolio. Management of the Bank believes that the Bank has adequate resources, including principal prepayments and repayments of loans and maturing investments, to fund all of its commitments to the extent required. Based upon its historical run-off experience, management believes that a significant portion of maturing deposits will remain with the Bank.

REGULATORY CAPITAL

Under federal regulations, the Bank is required to maintain specific amounts of regulatory capital. The capital regulations require institutions to have Tier 1 leverage capital equal to 4.0% of adjusted total assets (as defined by regulation), a minimum Tier 1 risk-based capital ratio of 4.0% of risk-based total assets, and a total risk-based capital ratio of 8.0% of risk-based assets (as defined by regulation). The risk-based capital requirement is calculated based on the credit risk presented by both on-balance-sheet assets and off-balance-sheet commitments and obligations. Assets are assigned a credit-risk weighting based upon their relative risk ranging from 0% for assets backed by the full faith and credit of the United States or that pose no credit risk to the institution to 100% for assets such as delinquent or repossessed assets.

                            EQUALITY BANCORP, INC.


The following table sets forth certain information concerning the Bank's regulatory capital:

                                                                       Regulatory Capital
                                                   ----------------------------------------------------------
                                                     Tier I                  Tier I                  Total
                                                    Leverage               Risk-Based              Risk Based
                                                     Capital                Capital                 Capital
                                                   ----------------------------------------------------------
                                                                      (Dollars in Thousands)
   Stockholders' equity                            $ 24,950                  24,950                  24,950
   Additional capital item - general
      loan loss reserves                                 --                      --                     364
                                                   --------                 -------                 -------
   Total regulatory capital                          24,950                  24,950                  25,314
   Minimum capital requirement                        8,878                   6,448                  12,896
                                                   --------                 -------                 -------
   Excess regulatory capital                         16,072                  18,502                  12,418
                                                   ========                 =======                 =======

   Adjusted total assets                           $221,938                 161,204                 161,204
                                                   ========                 =======                 =======

   Regulatory capital ratio                           11.24%                  15.48%                  15.70%
                                                   ========                 =======                 =======

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In December, 1998, the Financial Accounting Standards Board (FASB) issued
      Statement of Financial Accounting Standards No. 133, Accounting for
                                                           --------------
      Derivative Instruments and Hedging Activities, (SFAS 133).  SFAS 133
      ---------------------------------------------
      establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and

                            EQUALITY BANCORP, INC.


      for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In September, 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging
                         -------------------------------------------------
      Activities - Deferral of the Effective Date of FASB Statement No. 133,
      ----------------------------------------------------------------------
      an Amendment of FASB Statement No. 133, which defers the effective date
      --------------------------------------
      of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Earlier application of SFAS 133, as amended, is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS 133, as amended.

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

The Board of Directors has initially budgeted $148,000 for year 2000 issues in addition to in-house compensation expenditures of committee members. To date, $92,000 has been expended. The Year 2000 committee reports to the Board of Directors on a monthly basis and management does not expect the cost of Year 2000 compliance to be material to the business, financial condition, or results of operation of the Company.

To date, the Company has not experienced any significant disruptions to its financial or operating activities caused by failure of computerized systems resulting from Year 2000 issues. Management does not expect Year 2000 issues to have a material adverse effect on the Company's operations or fnancial results in 2000.

                            EQUALITY BANCORP, INC.


INDUSTRY SEGMENT INFORMATION
      The business segment results which follow are consistent with Equality's internal reporting system which is consistent, in all material respects, with generally accepted accounting principles.

                                                                         DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------
                                                  EQUALITY          EQUALITY           CORPORATE
                                                   SAVINGS          MORTGAGE              AND
                                                    BANK           CORPORATION           OTHER            TOTAL
------------------------------------------------------------------------------------------------------------------
Balance sheet information:
   Investment and mortgage-
      backed securities                          198,211,218               --            87,730        198,298,948
   Loans receivable, net                          99,413,610        5,071,685        (1,654,893)       102,830,402
   Total assets                                  322,767,947        8,008,082        (3,460,108)       327,315,921
   Savings deposits                              133,627,815                           (276,705)       133,351,110
   Stockholders' equity                           22,691,093        2,184,098        (1,653,043)        23,222,148
                                                 ===========        =========        ==========        ===========

Statement of income information:
   Total interest income                          15,214,835          452,961          (120,890)        15,546,906
   Total interest expense                         10,415,365          310,096          (346,366)        10,379,095
   Net interest income                             4,799,470          142,865           225,476          5,167,811
   Provision for losses on loans                         --                --                --                 --
   Noninterest income                                153,662        1,752,491           367,942          2,274,095
   Noninterest expense                             3,567,900        2,040,114           541,763          6,149,777
   Income tax expense                                586,376          (56,660)          (18,067)           511,649
   Net income (loss)                                 798,856          (88,098)           69,722            780,480
                                                 ===========        =========        ==========        ===========

Capital expenditures                                 817,662           12,952             7,226            837,839
                                                 ===========        =========        ==========        ===========

                                                 EQUALITY BANCORP, INC.


                                                                         DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------------
                                                  EQUALITY          EQUALITY           CORPORATE
                                                   SAVINGS          MORTGAGE              AND
                                                    BANK           CORPORATION           OTHER            TOTAL
------------------------------------------------------------------------------------------------------------------
Balance sheet information:
   Investment and mortgage-
      backed securities                          158,089,049                --           87,730        158,176,779
   Loans receivable, net                         100,020,617        21,217,092      (18,382,742)       102,854,967
   Total assets                                  283,886,313        25,333,848      (20,109,376)       289,110,785
   Savings deposits                              127,256,430               --          (542,418)       126,714,012
   Stockholders' equity                           25,249,759         2,164,798       (1,404,764)        26,009,793
                                                 ===========        ==========      ===========        ===========

Statement of income information:
   Total interest income                          12,718,689           684,788         (273,314)        13,130,163
   Total interest expense                          9,241,930           468,030         (521,294)         9,188,666
   Net interest income                             3,476,759           216,758          247,980          3,941,497
   Provision for losses on loans                          --                --               --                 --
   Noninterest income                                565,049         3,090,444          (68,834)         3,586,659
   Noninterest expense                             2,921,999         2,793,343          447,118          6,162,460
   Income tax expense                                296,882           200,381           31,632            528,895
   Net income (loss)                                 822,927           313,478         (299,604)           836,801
                                                 ===========        ==========      ===========        ===========

Capital expenditures                                 674,141             7,907           28,914            710,962
                                                 ===========        ==========      ===========        ===========

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

      None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

      None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

Item 5.  Other information
         -----------------
      On December 28, 1999, the Bank converted from a federally chartered savings and loan association, regulated by the OTS, to a state chartered savings bank, regulated by the Missouri Division of Finance and the Federal Deposit Insurance Corporation. The Company, a unitary thrift holding company, remains regulated by the OTS.

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



                            EQUALITY BANCORP, INC.
                                  Registrant




Date:    February 14, 2000                   /s/ Richard C. Fellhauer
      ----------------------------           ----------------------------------
                                             Richard C. Fellhauer, President,
                                             Chief Executive Officer and
                                             Chairman of the Board


Date:    February 14, 2000                   /s/ Michael A. Deelo
      ----------------------------           ----------------------------------
                                             Michael A. Deelo,
                                             Chief Financial Officer
                                     23