Form 10KSB
period 2000-03-31
EQUALITY BANCORP INC
filed 2000-06-29
CIK 1040476

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB


[x]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the fiscal year ended March 31, 2000
                                      or
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

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   [  ]

    State issuer's revenues for its most recent fiscal year:  $24,350,117.

    State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price as of June 22, 2000: $16,619,947.

    State the number of shares outstanding of each of the issuer's classes of common equity: As of May 31, 2000, there were issued and outstanding 2,538,880 shares of the issuer's common stock.

    Transitional Small Business Disclosure Format (Check One):
Yes          No   X
    -------     ------

                            EQUALITY BANCORP, INC.

                      2000 ANNUAL REPORT ON FORM 10-KSB

                              TABLE OF CONTENTS

                                    PART I                              Page
Item 1.  Description of Business                                         1
Item 2.  Description of Properties                                       32
Item 3.  Legal Proceedings                                               33
Item 4.  Submission of Matters to a Vote of Security Holders             33

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters        33
Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             34
Item 7.  Financial Statements                                            46
Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                        83

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance With Section 1b(a) of the Exchange Act               83
Item 10. Executive Compensation                                          84
Item 11. Security Ownership of Certain Beneficial Owners and Management  86
Item 12. Certain Relationships and Related Transactions                  87
Item 13. Exhibits and Reports on Form 8-K                                88

SIGNATURES                                                               90

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

   Equality Bancorp, Inc. (Equality) is a Delaware corporation which was formed on May 14, 1997. Equality is the holding company for Equality Savings Bank (ESB). Equality holds, as its only material asset, all of the capital stock of ESB, its sole subsidiary. Equality is engaged in the business of managing its investments and directing, planning and coordinating the business activities of ESB. At March 31, 2000, Equality had total assets of $323.3 million, deposit accounts of $140.9 million and total stockholders' equity of $19.9 million.

   ESB is a Missouri chartered savings bank regulated by the Missouri Division of Finance (Division) and by the Federal Deposit Insurance Corporation (FDIC) and its deposits are insured by the FDIC through the Savings Association Insurance Fund (SAIF). ESB was originally chartered in 1884. ESB conducts its business through six full-service branch offices and two additional limited-service loan-production offices. ESB's main office is located at 4131 South Grand Boulevard, St. Louis, Missouri 63118-3464, and its telephone number is (314) 352-3333.

   On October 22, 1993, Equality Savings and Loan Association (the Association and the predecessor of ESB) (i) reorganized into a mutual holding company and changed its name to First Missouri Financial, M.H.C. (the Mutual Holding Company) and (ii) transferred substantially all of its assets and all of its liabilities to the Association, which sold a minority interest in its common stock to depositors of the Association and various stock compensation plans (the Mutual Holding Company Reorganization). A total of 380,000 shares of newly issued common stock were sold at $10.00 per share. An additional
11,400 authorized but unissued shares were later sold to the Association's 1993 Management Recognition Plan (MRP) at $10.00 per share. The Association received net proceeds of approximately $3.2 million from the sale of its common stock. On June 13, 1995, the Association converted from a Missouri-chartered-stock-savings-and-loan association to a federally-chartered-stock-savings-and-loan association. On December 28,
1999, ESB converted from a federally chartered stock-based savings association to a Missouri-chartered savings bank.

   On December 1, 1997, Equality completed the sale of 1,322,500 shares of common stock at a price of $10.00 per share in a subscription offering. In conjunction with the subscription offering, an additional 1,163,402 shares of common stock were issued by Equality to convert 391,400 shares of the Association's common stock held by minority shareholders into common stock of the Company.

   Equality's business strategy includes (i) maintaining a strong capital level, (ii) maintaining a high level of asset quality, (iii) managing ESB's exposure to fluctuations in interest rates, (iv) emphasizing local originations of one- to four-family fixed-rate mortgage loans and adjustable rate mortgage loans (ARMs) and (v) continuing to emphasize high quality customer service with a competitive service fee structure.

   ESB's business is similar in many respects to other savings banks in that it gathers deposits from its local community and uses these funds, along with FHLB advances, to invest primarily in residential one- to four-family mortgage loans, U.S. Government and agency securities, mortgage-backed securities and corporate obligations and, to a lesser extent, multifamily and commercial real estate, consumer and commercial business loans. Notwithstanding these traditional thrift attributes, ESB's operations are distinct in one respect in that it conducts its residential mortgage lending business primarily through a wholly-owned mortgage-banking subsidiary - Equality Mortgage Corporation (EMC).

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

   LOAN ORIGINATIONS. During the first several years of its existence, EMC originated primarily government mortgage loans (Federal Housing Administration and Veterans Administration loans) on behalf of ESB, while ESB originated conventional loans. But in 1989, ESB shifted its mortgage loan origination function to EMC. However, ESB will still on occasion originate a mortgage loan directly and it continues to originate an increasing amount of commercial, consumer and other non-mortgage loans.

   Today, EMC, using its 44 employees (including 13 commissioned loan originators), underwrites residential mortgage loans, which are secured by properties located primarily in the St. Louis metropolitan area. In addition, through ESB's Affordable Housing Program, EMC provides mortgage financing to low- and moderate-income families, which provides ESB with an effective way to attract customers in its local market area. During fiscal 2000, EMC originated mortgage loans totaling $86.9 million, all of which were one- to four-family loans.

   LOAN SALES. Central to EMC's loan origination activity is the sale of fixed-rate mortgage loans to the secondary mortgage market. All loans originated by EMC satisfy the guidelines of the Federal Housing Administration (FHA), the Veterans Administration (VA), the Federal National Mortgage Association (FNMA), the Government National Mortgage Association
(GNMA), the Federal Home Loan Mortgage Corporation (FHLMC) or various private investors so that the loans can be sold in the secondary mortgage market.
EMC has been approved under the FHA Direct Endorsement Program and, consequently, EMC's FHA-approved direct endorsement underwriters are authorized to approve or reject FHA insured loans up to maximum amounts established by the FHA. EMC also has been approved as a VA "automatic approved lender," which enables designated qualified EMC personnel to approve or reject loans on behalf of ESB.

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

   LOAN PURCHASES AND RESALES. In addition to originating residential mortgage loans for sale in the secondary market, EMC also purchases loans from other financial institutions for packaging (or securitization) and resale in the secondary mortgage market as either whole loans or as loan pools to FNMA, GNMA, FHLMC or other investors. Other financial institutions may sell loans to EMC because they lack the capability or expertise to package and sell their own loans in the secondary market. EMC performs strict underwriting on each loan purchased based on guidelines of the federal secondary mortgage market agencies and private investors and standards otherwise applicable to loans originated by ESB. Immediately following the purchase of a loan or loan package, EMC simultaneously sells the mortgage or group of mortgages for future delivery. Accordingly, ESB does not assume so-called pipeline risk because the loans are not held in inventory.
Pipeline risk is the hazard that market interest rates will increase before the loan is sold, thereby reducing the price at which the loan may be sold. During fiscal 2000, EMC purchased mortgage loans totaling $773,000.

   EMC'S CONTRIBUTIONS TO THE BUSINESS OF EQUALITY. EMC contributes significantly to Equality's operations by providing an additional income stream and by providing a conduit to offer lending services to the local community. EMC's mortgage-banking activities produce primarily two types of income - gain on sale of mortgage loans, and loan servicing fees and late charges. Each of these two types of income accounted for 25.4% and 40.4%, respectively, of EMC's total noninterest income for the fiscal year ended March 31, 2000. EMC contributed approximately 13.2% to Equality's total interest income and other income for the year ended March 31, 2000.

   Loan sales are intended to generate one-time gains, while loan originations (whether the loans are sold or retained by ESB in portfolio) produce loan origination fees that generally approximate 1% of the loan amount. FHA and VA loans are generally sold with servicing released, for which EMC generally receives an additional servicing fee of approximately 1.5% of the aggregate loan amount. EMC sells conventional mortgage loans (non-FHA and VA) and retains the servicing.

   At March 31, 2000, EMC serviced $334.4 million in residential mortgage loans (of which $85.0 million was for ESB). Loan servicing fees and late charges totaled $1.3 million, $1.3 million, and $1.0 million for fiscal years 2000, 1999 and 1998, respectively. The proportionate contribution made by gains on loan sales, loan origination fees and loan servicing fees to Equality's net income varies each year depending on interest rates, which, in turn, affect EMC's business focus from year to year.

   As a result of the high level of residential mortgage loan originations, EMC had focused its efforts toward increasing its loan servicing portfolio and increasing the associated income stream through increased servicing retention. EMC's focus on servicing retention and fluctuating interest rates have contributed to instability in recent years in EMC's gains on loan sales. In 2000, EMC sold approximately $65.0 million of GNMA servicing in a bulk sale and recorded a gain on sale of approximately $451,000. In addition, EMC has begun focusing on selling loans with servicing to pass rather than retaining the servicing.

   COMPOSITION OF THE LOAN PORTFOLIO. The following table sets forth the composition of Equality's loan portfolio by type of loan as of the dates indicated:

==================================================================================================================================
                                                                              At March 31,
                                     ---------------------------------------------------------------------------------------------
                                          2000               1999                 1998               1997                1996
                                    ---------------    ---------------      --------------      ---------------     --------------
                                    Amount  Percent     Amount  Percent      Amount Percent     Amount  Percent     Amount Percent
----------------------------------------------------------------------------------------------------------------------------------
                                                                        (dollars in thousands)
Loans secured by real estate:
   Residential:
      One- to four-family:
         Conventional <F1>        $ 68,183    64.5%    $54,525    60.1%    $ 67,543   62.0%    $69,810    72.5%    $64,873   66.6%
         FHA/VA                     10,758    10.2      10,629    11.7       11,718   10.8      14,233     14.8     13,656   14.0
         Loans held for sale         2,641     2.5       7,021     7.8       14,523   13.3       4,398      4.6     13,507   13.9
      Multifamily                    1,343     1.3       1,430     1.6        1,382    1.3       1,637      1.7        783     .8
   Commercial                        4,097     3.9       4,382     4.8        2,684    2.5       2,662      2.8      2,622    2.7
----------------------------------------------------------------------------------------------------------------------------------
           Total loans secured
            by real estate          87,022    82.4      77,987    86.0       97,850   89.9      92,740     96.4     95,441   98.0
----------------------------------------------------------------------------------------------------------------------------------
Consumer loans:
   Loans secured by
      savings deposits                 257     0.2         254     0.3          391     .4         366       .4        453     .5
   Property improvement              1,633     1.5       1,482     1.6        1,728    1.6       1,596      1.7      1,300    1.3
   Automobiles                       1,763     1.7       1,042     1.1          617     .6         122       .1         97     .1
   Other consumer loans                563     0.5         268     0.4          157     .1         162       .1         96     .1
----------------------------------------------------------------------------------------------------------------------------------
           Total consumer loans      4,216     3.9       3,046     3.4        2,893    2.7       2,246      2.3      1,946    2.0
----------------------------------------------------------------------------------------------------------------------------------
           Commercial
            business loans          14,476    13.7       9,642    10.6        8,153    7.4       1,280      1.3         --     --
----------------------------------------------------------------------------------------------------------------------------------
           Total loans             105,714   100.0%     90,675   100.0%     108,896  100.0%     96,266   100.0%     97,387  100.0%
   Less:
      Loans in process                  --                  --                    3                 --                  --
      Deferred loan fees, net           13                  25                   37                 46                  59
      Unearned discounts                21                   5                    8                  4                  12
      Allowance for loan losses        364                 366                  374                283                 233
      Valuation reserve on
         loans held for sale            --                  48                   59                  5                  85
----------------------------------------------------------------------------------------------------------------------------------
           Total loans
            receivable,net        $105,316             $90,231             $108,415            $95,928             $96,998
==================================================================================================================================

<F1>  Includes construction loans converted to permanent loans.

   RESIDENTIAL ONE- TO FOUR-FAMILY LOANS. The primary lending activity of ESB has been the making of mortgage loans to enable borrowers to purchase existing homes or to construct new single-family homes. The mortgage loans are primarily originated by EMC and are sold to ESB at par. Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. At March 31, 2000, approximately
$81.6 million, or 77.2% of the total loan portfolio, consisted of loans secured by one- to four-family residential real estate. In recent years, ESB's one- to four-family mortgage lending has been concentrated in St. Louis City and St. Louis County.

   EMC presently originates both fixed-rate mortgage loans and ARMs secured by one- to four-family properties with loan terms of 10 to 30 years. The ARMs have interest rates that adjust at regular intervals ranging between one to five years generally based upon changes in the One-, Three- and Five-Year Treasury Index. At March 31, 2000, ESB's ARM portfolio totaled approximately $44.3 million. The majority of these loans provide that the amount of any increase or decrease in the interest rate is limited to one or two percentage points (upward or downward) per adjustment period and are generally limited to an increase or decrease of five to eight percentage points over the life of the loan. Borrower demand for ARMs versus fixed-rate mortgage loans is a function of the level of interest rates, the expectation of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the first year "teaser rates" and loan fees for ARMs. The relative amount of fixed-rate mortgage loans and ARMs that can be originated at any time is largely determined by the demand for each in a competitive mortgage finance environment. During 2000, total one- to four-family mortgage loan originations were $88.5 million of which $17.6 million, or 19.9%, were subject to periodic interest rate adjustments and $70.9 million, or 80.1%, were long-term, fixed-rate mortgage loans.

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

   EMC originates long-term, fixed-rate loans under guidelines established by FNMA and FHLMC, which facilitates the sale of such loans to FNMA or FHLMC in the secondary market. Long-term, fixed-rate mortgage loans are originated with terms of between 10 and 30 years, amortized on a monthly basis with principal and interest due each month. At March 31, 2000, ESB had approximately $43.5 million of long-term, fixed-rate mortgage loans in its portfolio. A determination is made at the time of origination whether the loan is held for sale. Currently, EMC is originating fixed-rate loans primarily for sale in the secondary market. At March 31, 2000, Equality had approximately $2.6 million of loans held for sale of which $1.7 million were adjustable rate loans and $927,000 were fixed-rate loans.

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

   ESB also originates construction loans on residential properties against commitments for permanent financing at the completion of construction. Construction loans are generally for a term of six to 11 months, and bear an interest rate tied to ESB's cost of funds which varies on the term and amount of the loan. At March 31, 2000, ESB had no construction loans outstanding.

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

   MULTIFAMILY AND COMMERCIAL REAL ESTATE LOANS. In addition to originating one- to four-family residential real estate loans, ESB originates loans secured by multifamily dwelling units (more than four units). At March 31, 2000, ESB had $1.3 million, or 1.3% of the total loan portfolio, secured by multifamily dwelling units, located primarily in ESB's primary market area. At March 31, 2000, ESB's largest multifamily residential loan was a $898,000 loan secured by a 26-unit apartment complex. Multifamily real estate loans are generally originated at 75% of the appraised value of the property or selling price, whichever is less, and are generally originated for 10- to 30-year terms with the principal amortized over 30 years. Loans secured by multifamily residential real estate are generally larger and involve a greater degree of risk than one-to four-family residential mortgage loans, similar to the risks associated with commercial real estate lending. At March 31, 2000, ESB had no multifamily loans accounted for on a nonaccrual basis.

   ESB's permanent commercial real estate loans are secured by improved properties such as office buildings, restaurants and various retail operations located in ESB's primary market area. At March 31, 2000, commercial real estate loans totaled approximately $4.1 million, or 3.9% of ESB's total loan portfolio. ESB originates permanent loans on commercial real estate at up to 80% of the appraised value.

   Currently, it is ESB's policy to originate commercial real estate loans only to selected borrowers known to ESB and on properties in its primary market area. These loans generally have repayment schedules based upon a 10- to 25-year constant payment amortization, but may have a 10-year final maturity (balloon payment) and are currently originated with an interest rate that floats over the prime rate. At March 31, 2000, ESB had no commercial real estate loans accounted for on a nonaccrual basis.

   The largest commercial real estate loan in the portfolio at March 31, 2000 totaled $1.4 million, which was secured by a real estate mortgage on a shopping center located in the St. Louis metropolitan area. This loan is a seasoned loan, having been originated in 1994. ESB's legal lending limit is approximately $3.0 million. Of primary concern in commercial real estate lending is the borrower's creditworthiness, and the feasibility and cash flow potential of the project. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on the successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. ESB does not presently intend to emphasize or expand this type of lending in the future.

   CONSUMER LOANS. ESB originates a wide variety of consumer loans, which are made primarily on a secured basis to existing customers. Such loans include loans secured by savings deposits, home equity and second mortgage loans, direct automobile loans and student loans. These loans are made at both fixed and variable rates of interest, which adjust annually, and vary in terms depending on the type of loan. In addition, ESB offers unsecured consumer loans. Consumer loans totaled approximately $4.2 million at March 31, 2000, or 3.9% of ESB's total loan portfolio.

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

   ESB's consumer loan portfolio had three automobile loans with a total outstanding principal balance of approximately $13,000, which were 90 days or more delinquent at March 31, 2000. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by assets that depreciate rapidly, such as automobiles. In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. Such loans may also give rise to claims and defenses by the borrower against ESB as the holder of the loan, and a borrower may be able to assert claims and defenses that it has against the seller of the underlying collateral.

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

   At March 31, 2000, approximately $14.4 million, or 13.7% of ESB's loan portfolio, consisted of commercial business loans, which are primarily secured by automobile floor planning collateral. At March 31, 2000, the largest commercial loan in the portfolio, which was secured by floor planned vehicles, had a principal balance of approximately $1.4 million. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment based on the borrower's salary and other income and which are secured by real property, the value of which tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent, in part, upon the general economic environment). ESB's commercial business loans are usually secured by business assets, which may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

   ESB's underwriting standards for commercial business loans include credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of ESB's current credit analysis. Nonetheless, such loans are believed to carry higher credit risk than residential mortgage loans. ESB generally requires personal guarantees from corporate borrowers. At March 31, 2000, ESB had two commercial loans with an outstanding principal balance of approximately $233,000 which were 90 days or more delinquent. These loans are secured by commercial real estate and floor plan automobiles.

   LOAN MATURITY AND REPRICING. The following table sets forth certain information at March 31, 2000 regarding the dollar amount of loans maturing in ESB's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

===========================================================================================================================
                                                              Due after     Due after     Due after
                                        Due during the        3 through     5 through    10 through     Due over
                                          year ended           5 years      10 years      15 years      15 years
                                           March 31             after         after         after         after
                                 -------------------------    March 31,     March 31,     March 31,     March 31,
                                  2001       2002    2003       2000          2000          2000          2000       Total
---------------------------------------------------------------------------------------------------------------------------
                                                                  (dollars in thousands)
Loans secured by real estate:
   Residential <F1> <F2>         $3,656   1,152     1,234       1,713        15,870        11,127        48,173     82,925
   Commercial                       142      --       591       1,367           427           483         1,087      4,097
Loans secured by savings
   deposits                         243      --        14          --            --            --            --        257
Property improvement                 23      70       139         552           742           107            --      1,633
Automobiles                         117     432       203         993            18            --            --      1,763
Other consumer loans                 41      49       364          42            --            67            --        563
Commercial business loans        11,186     752     1,118       1,101           196           123            --     14,476
---------------------------------------------------------------------------------------------------------------------------
      Total loans               $15,408   2,455     3,663       5,768        17,253        11,907        49,260    105,714
===========================================================================================================================

<F1> Includes $2.6 million of loans held for sale, reported as due in one year or less.
<F2> Includes multifamily loans totaling $1.3 million.

   The following table sets forth the dollar amount of all loans due after March 31, 2001 which have fixed interest rates and adjustable interest rates.

==============================================================================
                                                Fixed     Adjustable
                                                rates       rates
------------------------------------------------------------------------------
                                              (dollars in thousands)
            Loans secured by real estate:
               Residential                     $38,171      41,098
               Commercial                        2,453       1,502
            Loans secured by savings
               deposits                             14          --
            Property improvement                 1,610          --
               Automobiles                       1,646          --
            Other consumer loans                   522          --
            Commercial business loans               --       3,290
------------------------------------------------------------------------------
                  Total loans                  $44,416      45,890
==============================================================================

   The following table sets forth total loans originated, purchased, sold and repaid during the periods indicated:

=====================================================================================================================
                                                                                           Year ended March 31
                                                                                    2000          1999         1998
---------------------------------------------------------------------------------------------------------------------
                                                                                          (dollars in thousands)
Total loans at beginning of period                                               $  90,675       108,896       96,266
Loans originated:
   Residential one- to four-family                                                  88,460       172,345      113,982
   Commercial business loans                                                         5,990         4,626        8,298
   Consumer (property improvement and automobiles)                                   2,809         1,893        1,415
   Other loans                                                                          82           165          189
---------------------------------------------------------------------------------------------------------------------
               Total loans originated                                               97,341       179,029      123,884
Loans purchased - residential one- to four-family                                      773         7,374        6,059
Participation purchased - residential one- to four-family                               --           817           --
Loans sold:
   Whole loans:
      Servicing retained                                                           (30,131)     (110,079)     (56,302)
      Servicing released                                                           (35,030)      (31,713)     (21,759)
---------------------------------------------------------------------------------------------------------------------
               Total loans sold                                                    (65,161)     (141,792)     (78,061)
Loan principal repayments                                                          (17,914)      (20,593)     (11,879)
Loans converted to mortgage-backed securities and sold                                  --       (43,056)     (27,373)
---------------------------------------------------------------------------------------------------------------------
Total loans at end of period                                                     $ 105,714        90,675      108,896
=====================================================================================================================

   LOAN SOLICITING AND PROCESSING. Loan originations are derived primarily through EMC loan officers' solicitation and personal visits to the local real estate offices in the metropolitan St. Louis area as well as current and walk-in customers. These loan officers have developed a clientele over the years that refer potential customers to EMC for loans. By use of the EMC loan officers and client contacts, ESB has been able to cover a broad market area and offer mortgage services to an extended number of potential customers.

   The eight member Executive Loan Committee, chaired by Mr. Fellhauer, is authorized to approve residential mortgage loans up to $500,000. Residential mortgage loans in excess of $500,000 require full Board of Directors approval. All residential mortgage loans are subsequently approved by the full Board of Directors.

   LOANS-TO-ONE BORROWER LIMITATIONS. ESB's loans and extensions of credit to a person outstanding at one time and not fully secured may not exceed 15% of the unimpaired capital and surplus of ESB. This limitation calls for a loan-to-one borrower limitation for ESB of $3.0 million at March 31, 2000. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. At March 31, 2000, the largest aggregate amount of loans by ESB to any borrower was approximately $2.0 million, which was secured by automobile floor planning and personal assets.

   LOAN COMMITMENTS. ESB issues commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from application, depending on the type of transaction. ESB had outstanding loan commitments of approximately $1.4 million at March 31, 2000. In addition, ESB offers its commercial customers lines of credit. Any unfunded line of credit represents a commitment to fund. All lines of credit are prime rate based and fluctuate with changes in the prime rate. ESB had outstanding lines of credit of approximately $4.1 million at March 31, 2000.

   LOAN ORIGINATION AND OTHER FEES. ESB, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan that are charged to the borrower for funding the loan. ESB usually charges origination fees of 1% on all real estate loans. Fees received for originating loans are deferred and amortized into interest income over the contractual life of the loan. Deferred fees associated with loans that are sold are included in the gain/loss computation at the time of sale. ESB had approximately $13,000 of net deferred loan fees at March 31, 2000.

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

   NONPERFORMING ASSETS AND THEIR CLASSIFICATION. The following table sets forth information with respect to ESB's nonperforming assets for the periods indicated. During the periods shown, ESB had no restructured loans within the meaning of Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings:

===============================================================================
                                                               At March 31
                                                          --------------------
                                                          2000     1999   1998
-------------------------------------------------------------------------------
                                                         (dollars in thousands)
Loans which are contractually past due
   90 days or more <F1>:
      Residential one- to four-family <F2>               $471      650    853
      Commercial real estate                               --       51     --
      Commercial business                                 233       --     --
      Consumer                                             13       15      8
-------------------------------------------------------------------------------
         Total                                            717      716    861
Personal property owned                                     2        4     --
Real estate owned                                          --       --     --
-------------------------------------------------------------------------------
         Total nonperforming assets                      $719      720    861
===============================================================================
Nonperforming loans to gross loans                        .68%     .79%    79%
Total nonperforming assets to total assets                .22      .25    .34
===============================================================================

<F1>  All loans contractually past due 90 days or more are accounted for on a nonaccrual basis by ESB.
<F2>  Includes $388,000, $486,000, and $833,000 of FHA/VA loans, the principal and interest payments of which are insured by the FHA or guaranteed by the VA, at March 31, 2000, 1999 and 1998, respectively.

   ESB had $717,000 in loans 90 days or more delinquent at March 31, 2000 which consisted of 16 one- to four-family residential mortgage loans, each with an outstanding principal balance of less than $98,000, three consumer automobile loans, each with an outstanding principal balance of less than $8,000 and two commercial business loans with an outstanding principal balance of less than $156,000.

   For fiscal 2000, 1999 and 1998, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $70,000, $62,000 and $69,000, respectively, of which $50,000, $31,000 and $49,000, respectively, was included in interest income.

   ASSET CLASSIFICATION. The FDIC asset classification system conforms with commercial banking practices and puts the establishment of loan loss allowances on a basis consistent with the requirements of generally accepted accounting principles. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. "Substandard" assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful generally require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset
classified loss or charge-off such amount.   A portion of general loss
allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

   ESB's classified assets, general and specific loss allowances and charge-offs were as follows:

===========================================================================
                                                       At or for the
                                                    year ended March 31
                                                 -------------------------
                                                 2000      1999       1998
---------------------------------------------------------------------------
                                                  (dollars in thousands)

   Substandard and doubtful assets <F1><F2>     $2,313      234         28
   General loss allowances                         364      366        374
   Specific loss allowances                         --       --         --
   Net charge-offs                                   2        8         25
===========================================================================

  <F1> Includes a $2.0 million corporate obligation, with a fair value of $1.06 million at March 31, 2000 and a maturity date of March 15, 2003, which was investment grade when originally purchased but has subsequently downgraded below investment grade requiring classification of $1.0 million as substandard and $940,000 as doubtful. However, the security continues to meet its interest payment obligations. Management believes the decline in fair value of this security is temporary. Equality has the ability and it is management's intent to hold this security until maturity. There were no other doubtful assets at March 31, 2000.
  <F2> Includes "doubtful" assets of $4,000 at March 31, 1999.

   REAL ESTATE OWNED. Real estate acquired by ESB as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired, it is recorded at fair value. ESB had no real estate owned at March 31, 2000.

   ALLOWANCE FOR LOAN LOSSES. ESB's management evaluates the need to establish reserves against losses on loans based on estimated losses on specific loans. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. These provisions for losses are charged against earnings in the year they are established. ESB established provisions for losses on loans for fiscal 2000, 1999 and 1998 of approximately $0, $0 and $116,000, respectively. At March 31, 2000, ESB had an allowance for loan losses of $364,000, which represented .34% of total loans. Based on past Experience and future expectations, management believes that the allowance for loan losses is adequate.

   The following table sets forth an analysis of ESB's allowance for loan losses for the periods indicated.

============================================================================================================
                                                                       Year ended March 31
                                                       2000        1999        1998        1997        1996
------------------------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
Allowance at beginning of period                     $ 366          374        283         233          217
Provision charged to expense                            --           --        116          50           31
Net charge-offs:
   Residential one- to four-family                      --           --        (25)         --          (15)
   Automobiles                                          (2)          (8)        --          --           --
------------------------------------------------------------------------------------------------------------
Balance at end of period                             $ 364          366        374         283          233
============================================================================================================
Ratio of allowance to total loans outstanding
   at the end of the period                            .34%         .40%       .34%        .29%        .24 %

Ratio of net charge-offs to average loans
   outstanding during the period                        --          .01        .02          --          .02

Allowance for loan losses to total
   nonperforming assets                              50.60        50.80      43.40       39.90        30.40

Allowance for loan losses to total
   nonperforming loans                               50.80        51.10      43.40       44.00        34.80
============================================================================================================

   The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated:

===========================================================================================
                                                        At March 31
                                 ----------------------------------------------------------
                                             2000                         1999
                                 --------------------------      --------------------------
                                 Amount of   Loan   Percent      Amount of   Loan   Percent
                                 allowance amounts     of        allowance  amounts   of
                                 for loan     by     total       for loan     by     total
                                  losses   category  loans        losses   category  loans
-------------------------------------------------------------------------------------------
                                                     (dollars in thousands)
Loans secured by real estate:
   Residential one- to
     four-family <F1>              $ 200    81,582   77.2%         $ 235    72,175   79.6%
   Multi-family and
     commercial                       20     5,440    5.1             28     5,812    6.4
Property improvement                   7     1,633    1.5              7     1,482    1.6
Automobiles                            7     1,763    1.7              5     1,042    1.1
Other                                 --       820    0.8              2       522    0.7
Commercial business
  loans                              130    14,476   13.7             89     9,642   10.6
-------------------------------------------------------------------------------------------
   Total allowance for
     loan losses                   $ 364   105,714   100.0%        $ 366    90,675  100.0%
===========================================================================================

============================================================================================================================
                                                                          At March 31
                                 ------------------------------------------------------------------------------------------
                                             1998                            1997                           1996
                                 --------------------------      --------------------------     ---------------------------
                                 Amount of   Loan   Percent      Amount of   Loan   Percent     Amount of   Loan    Percent
                                 allowance  amount     of        allowance  amounts   of        allowance  amount      of
                                 for loan     by     total       for loan     by     total      for loan     by      total
                                  losses   category  loans        losses   category  loans       losses   category   loans
----------------------------------------------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
Loans secured by real estate:
   Residential one- to
     four-family <F1>             $ 234      93,784   86.1%        $ 174    88,441   91.9%       $ 174     92,036     94.5%
   Multi-family and
     commercial                      19       4,066    3.8            49     4,299    4.5           41      3,405      2.7
Property improvement                  7       1,728    1.6            20     1,596    1.7           16      1,300      1.3
Automobiles                           3         617     .6             2       122     .1            2         97       .1
Other --                            548          .5     --           528        .5     --          549        1.4
Commercial business
  loans                             111       8,153    7.4            38     1,280    1.3           --         --       --
----------------------------------------------------------------------------------------------------------------------------
   Total allowance for
     loan losses                  $ 374     108,896  100.0%        $ 283    96,266  100.0%       $ 233     97,387    100.0%
============================================================================================================================

-----------------
<F1> Includes loans held for sale.

INVESTMENT ACTIVITIES

   ESB classifies its investment securities and mortgage-backed securities for financial accounting purposes into one of three categories:

         Held to Maturity: includes investments in debt securities which ESB
         -----------------
   has the positive intent and ability to hold until maturity.

         Trading: includes investments in debt and equity securities purchased
         --------
   and held principally for the purpose of selling them in the near term.

         Available for Sale: includes investments in debt and equity
         -------------------
   securities not classified as held to maturity or trading (i.e., investments that ESB has no present plans to sell in the near term but may be sold in the future under different circumstances).

   Investment and mortgage-backed securities classified as held to maturity are measured at amortized cost, in which the amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income, are recorded using methods approximating the interest method. Unrealized gains and losses for trading securities (for which no securities were so designated at March 31, 2000 or 1999) are included in earnings, while such gains and losses for available for sale securities are excluded from earnings and reported as a net amount as accumulated other comprehensive income, a separate component of stockholders' equity, net of income taxes, until realized. Unrealized gains and losses for held to maturity securities are excluded from earnings and stockholders' equity. Gains or losses for available for sale securities are realized and included in other noninterest income upon sale, based on the amortized cost of the individual security sold. All previous fair value adjustments included in accumulated other comprehensive income are reversed upon sale. Mortgage-backed securities represent a significant portion of the debt security portfolio. Amortization of premiums and accretion of discounts on mortgage-backed securities are analyzed in relation to the corresponding prepayment rates, both historical and estimated, using a method that approximates the interest method.

   It has been ESB's practice to maintain assets in investment securities at levels higher than required by federal regulations. ESB's investment securities portfolio at March 31, 2000 consisted of $600,000 in U.S. Government and agency obligations classified as held to maturity, with a fair value of $548,000, and $68.7 million in U.S. Government and agency obligations classified as available for sale carried at their estimated market value of $64.8 million, and $58.0 million in corporate bonds classified as available for sale carried at their estimated fair value of $55.7 million. One corporate bond, with a carrying value of $2.0 million and a fair value of $1.06 million at March 31, 2000, which was investment grade when purchased, has been downgraded below investment grade, as previously discussed.

   The overall objective of ESB's investment portfolio is to provide a sufficient and consistent spread over ESB's marginal cost of funds by investing funds that are not currently required for lending purposes and to provide a liquidity reserve in excess of regulatory requirements. ESB has traditionally maintained an investment portfolio in the range of 15% to 20% of total assets. As of March 31, 2000, investment securities represented 37% of total assets. ESB's regulatory liquidity ratio at March 31, 2000 was 24.0%. The portfolio is also intended to assist in managing ESB's asset and liability interest rate sensitivity.

   ESB's chief financial officer is responsible for daily management of ESB's investment activities and is authorized to perform any Board of Directors-approved transaction necessary to achieve the objectives established by the Board of Directors and that falls within parameters established by the Board of Directors.

   In an effort to increase earnings, ESB deployed a strategy in late 1997 in order to better leverage its balance sheet. The funds received from FHLB advances have been invested in mortgage-backed securities and investment securities. FHLB advances obtained by ESB were generally longer-term borrowings which contained call features. In general, the investments purchased by ESB with these advances were medium to long-term investments, many of which have call or prepayment features. As interest rates have risen, FHLB advances have been called and replaced with shorter-term, but higher-cost borrowings; however, the investments have not been called. As a result of ESB's strategy, the increase in interest rates, FHLB advances exceeding core deposits, and a $2.0 million corporate bond that has been downgraded below investment grade, ESB now has considerable interest rate risk and cannot liquidate its portfolio without a significant impact on earnings. Management plans to reduce interest rate risk by growing the core deposit portfolio with an emphasis on money market accounts and certificates of deposit, lessening reliance on FHLB advances by repaying advances as they mature, and using the proceeds from maturities of mortgage-backed securities and investment securities to fund repayments of FHLB advances.

   The following table sets forth ESB's investment securities at the dates indicated:

============================================================================================================================
                                                        At March 31
                            ----------------------------------------------------------------------------------------------
                                        2000                              1999                             1998
                            ----------------------------     ----------------------------       --------------------------
                                      Percent                            Percent                          Percent
                            Carrying     of       Fair       Carrying       of      Fair        Carrying     of      Fair
                             value   portfolio    value       value     portfolio   value        value   portfolio   value
----------------------------------------------------------------------------------------------------------------------------
                                                                (dollars in thousands)
U.S. Government
   and agency
   obligations:
     Available for sale    $ 64,806     53.5%   $ 64,806      $60,500     73.6%    $60,500      $68,897     96.4%   $68,897
     Held to maturity           600      0.5         548          600      0.7         531        2,600      3.6      2,527
Corporate obligations -
   available for sale        55,682     45.9      55,682       21,047     25.6      21,047           --       --         --
Marketable equity
   securities -
     available for sale          88      0.1          88           88      0.1          88           --       --         --
----------------------------------------------------------------------------------------------------------------------------
                           $121,176    100.0%   $121,124      $82,235    100.0%    $82,166      $71,497    100.0%   $71,424
============================================================================================================================

   The following table sets forth the maturities and weighted average yields of ESB's debt securities at March 31, 2000:

===========================================================================================================
                                  Less than one year         One to five years         Five to ten years
                                ---------------------      ---------------------      --------------------
                                             Weighted                   Weighted                  Weighted
                                Carrying      average      Carrying      average      Carrying     average
                                 value         yield        value         yield        value        yield
-----------------------------------------------------------------------------------------------------------
                                                         (dollars in thousands)
U.S. Government and
   agency obligations:
      Available for sale         $   --          --%       $ 6,736       6.87%        $34,838       6.82%
      Held to maturity               --          --            600       4.18              --         --
Corporate obligations -
   available for sale             4,182        6.18         47,448       6.76           4,052        7.21
-----------------------------------------------------------------------------------------------------------
         Total                   $4,182        6.18%       $54,784       6.75%        $38,890       6.87%
===========================================================================================================


===========================================================================================================
                                    Over ten years                               Total
                                ---------------------      -----------------------------------------------
                                                            Average
                                             Weighted      remaining                              Weighted
                                Carrying      average      years to     Carrying        Fair       average
                                 value         yield       maturity       value        value        yield
-----------------------------------------------------------------------------------------------------------
                                                         (dollars in thousands)
U.S. Government and
   agency obligations:
      Available for sale        $23,232        7.71%         9.4         $ 64,806      64,806       7.15%
      Held to maturity               --          --          3.3              600         548       4.18
Corporate obligations -
   available for sale                --          --          2.9           55,682      55,682       6.75
-----------------------------------------------------------------------------------------------------------
         Total                  $23,232        7.71%         6.4         $121,088     121,036       6.93%
===========================================================================================================

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

   Certain of ESB's mortgage-backed securities yield above-market rates of interest and are subject to substantial risk of prepayment. In a declining interest rate environment, ESB may experience significant prepayments of both fixed and adjustable rate mortgage-backed and related securities. In such instances, ESB may be unable to reinvest the cash flow from these securities into comparable yielding investments, and would expect this reinvestment risk to continue so long as interest rates remained relatively low. The majority of ESB's mortgage-backed securities are yielding below-market rates of interest due to the increase in interest rates. In a rising rate environment, ESB may experience a slow down in prepayments and a lengthening in the expected maturity of the mortgage-backed securities.

   ESB's mortgage-backed securities are a blend of fixed-rate balloon securities and adjustable-rate securities maturing in between one and 29 years. ESB's holdings of mortgage-backed securities have decreased in the past year as a result of increased portfolio/lending. Because federal agency mortgage-backed securities generally carry a yield of approximately 50 to 100 basis points below that of the corresponding type of residential loan (due to the implied federal agency guarantee fee and the retention of a servicing spread by the loan servicer), ESB's asset yields have been somewhat adversely affected. Due to the existence of the federal agency guarantee on ESB's mortgage-backed securities and the availability of adjustable-rate mortgage-backed securities, however, ESB's credit risk has not increased.
ESB will continue to evaluate mortgage-backed securities purchases based on its asset/liability objectives, market conditions and its alternate investment opportunities.

   The following table sets forth certain information regarding carrying and fair values and percentage of total carrying values of ESB's mortgage-backed securities portfolio.

======================================================================================================================
                                                                    At March 31
                            ------------------------------------------------------------------------------------------
                                        2000                           1999                           1998
                            --------------------------    ----------------------------    ----------------------------
                                      Percent                         Percent                        Percent
                            Carrying    of       Fair     Carrying      of       Fair     Carrying     of      Fair
                             value     total     value     value       total     value     value      total    value
----------------------------------------------------------------------------------------------------------------------
                                                              (dollars in thousands)
FNMA                        $36,340     56.7%   $36,340    $49,365     54.4%    $49,365   $28,570     48.8%   $28,570
FHLMC                        11,686     18.2     11,686     17,120     18.9      17,120     2,580      4.4      2,580
GNMA                         16,112     25.1     16,112     24,326     26.7      24,326    27,362     46.8     27,362
----------------------------------------------------------------------------------------------------------------------
Total mortgage-
   backed securities        $64,138    100.0%   $64,138    $90,811    100.0%    $90,811   $58,512    100.0%   $58,512
======================================================================================================================

   The following table sets forth the activity in ESB's mortgage-backed securities during the periods indicated:

============================================================================================
                                                    For the Year Ended March 31,
                                                 ---------------------------------
                                                 2000          1999           1998
--------------------------------------------------------------------------------------------
                                                       (dollars in thousands)
   Mortgage-backed securities:
      At beginning of period                  $ 90,811        58,512         14,954
         Purchases                               5,300        92,917         56,569
         Sales                                 (10,514)      (26,460)       (10,036)
         Repayments                            (18,301)      (33,071)        (3,134)
         Premium/discount amortization, net       (798)         (648)          (204)
         Fair value adjustment                  (2,360)         (439)           363
--------------------------------------------------------------------------------------------
      End of period                           $ 64,138        90,811         58,512
============================================================================================

   The composition and maturities of ESB's mortgage-backed securities portfolio are indicated in the following table at March 31, 2000:

===========================================================================================================
                                  Less than one year         One to five years         Five to ten years
                                ---------------------      ---------------------      --------------------
                                             Weighted                   Weighted                  Weighted
                                Carrying      average      Carrying      average      Carrying     average
                                 value         yield        value         yield        value        yield
-----------------------------------------------------------------------------------------------------------
                                                         (dollars in thousands)
FNMA                              $29         8.14%         $  306       6.25%         $4,731       6.15%
FHLMC                              --           --           3,459       6.01             708       6.10
GNMA                               --           --              --         --              --         --
-----------------------------------------------------------------------------------------------------------
   Total mortgage-
      backed securities           $29         8.14%         $3,765       6.03%         $5,439       6.14%
===========================================================================================================

===========================================================================================================
                                    Over ten years                               Total
                                ---------------------      -----------------------------------------------
                                                            Average
                                             Weighted      remaining                              Weighted
                                Carrying      average      years to     Carrying        Fair       average
                                 value         yield       maturity       value        value        yield
-----------------------------------------------------------------------------------------------------------
                                                         (dollars in thousands)
FNMA                            $31,274       7.01%          16.5        $36,340       36,340       6.89%
FHLMC                             7,519       6.16           21.3         11,686       11,686       6.11
GNMA                             16,112       6.60           26.2         16,112       16,112       6.60
-----------------------------------------------------------------------------------------------------------
   Total mortgage-
      backed securities         $54,905       6.77%          21.7        $ 4,138       64,138       6.68%
===========================================================================================================

   At March 31, 2000, ESB did not hold any security of an issuer (other than U.S. Government and agency securities) which had an aggregate fair value in excess of 10% of ESB's stockholders' equity at the dates indicated.

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

   GENERAL. Deposits and advances from the FHLB of Des Moines are the primary source of ESB's funds for lending and other investment purposes. In addition, ESB derives funds from loan principal repayments. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by the general level of interest rates and money market conditions.

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

   The following table sets forth information concerning ESB's savings deposits at the dates indicated.

=======================================================================================================================
                                              2000                         1999                         1998
                                  ---------------------------   --------------------------  ---------------------------
                                            Percent                      Percent                      Percent
                                            of total  Nominal            of total  Nominal            of total  Nominal
                                  Balance   deposits   rate     Balance  deposits   rate    Balance   deposits   rate
-----------------------------------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)
NOW accounts                      $ 10,348    7.34%    1.23%   $  8,123     6.30%  2.25%   $  8,370      7.02%   1.86%
Passbook                            20,074   14.26     2.51      20,767    16.10   2.51      19,762     16.57    2.51
Money market demand                 12,459    8.85     4.34       8,237     6.39   4.31       5,517      4.62    3.07
Noninterest checking                 8,707    6.18       --       7,959     6.17     --       6,920      5.80      --

Certificates of Deposit:
   28-91 days - Fixed-term,
      fixed-rate                        17    0.01     3.00          16     0.01   3.00          30      0.02    2.95
   6 months - Fixed-term,
      fixed-rate                     2,570    1.82     4.38       2,106     1.63   4.04       2,271      1.90    4.00
   9 months - Fixed-term,
      fixed-rate                     5,458    3.87     4.69      11,738     9.10   5.00       8,054      6.75    5.26
   12 months - Fixed-term,
      fixed-rate                    12,832    9.11     5.15       9,646     7.48   4.86       8,036      6.74    5.14
   18 months - Fixed term,
      fixed rate                    12,506    8.88     6.28          --       --     --          --        --      --
   24 months - Fixed-term,
      fixed-rate                     8,749    6.21     5.34       8,441     6.55   5.36       7,467      6.26    5.50
   36 months - Fixed-term,
      fixed-rate                     3,938    2.80     5.67       3,229     2.51   5.51       3,029      2.54    5.57
   48 months - Fixed-term,
      fixed-rate                    11,710    8.31     5.57      15,759    12.22   5.87      12,955     10.86    6.36
   60 months - Fixed-term,
      fixed-rate                     7,242    5.14     5.54       7,611     5.90   5.67      12,869     10.79    5.61
   24 months - Fixed-term,
      variable-rate                    705    0.50     4.80         980     0.76   4.80         639      0.54    5.50
   5 - 20 years - Fixed-term,
      fixed-rate
        (Guaranteed Account)           142    0.10     8.92         132     0.10   8.92         122      0.10    8.92
   1-60 months - Negotiated rate     1,599    1.13     5.84       2,112     1.64   5.79       2,214      1.86    6.12

Retirement Accounts (IRAs):
   12 months - Fixed-term,
      fixed-rate                     1,015    0.72     4.86       1,123     0.87   4.85         883      0.74    5.00
   18 months - Fixed-term,
      fixed rate                     3,388    2.40     6.04          --       --     --          --        --      --
   24 months - Fixed-term,
      fixed-rate                     1,524    1.08     5.38         957     0.74   5.30       1,004      0.84    5.39
   36 months - Fixed-term,
      fixed-rate                     1,004    0.71     5.79         711     0.55   5.48         734      0.62    5.53
   48 months - Fixed-term,
      fixed-rate                     5,338    3.79     5.37       9,518     7.38   5.87      10,848      9.09    6.53
   60 months - Fixed-term,
      fixed-rate                     8,891    6.31     5.55       9,065     7.03   5.64       6,944      5.82    5.86
   120 months - Fixed-term,
      fixed-rate                       436    0.31    10.00         422     0.33  10.00         395      0.33   10.00
   24 months - Fixed-term,
      variable-rate                    233    0.17     4.80         302     0.24   4.80         238      0.19    5.50
-----------------------------------------------------------------------------------------------------------------------
                                  $140,885  100.00%    4.39%   $128,954   100.00%  4.37%   $119,301    100.00%   4.49%
=======================================================================================================================

   The following table indicates the amount of ESB's jumbo certificates of deposit by time remaining until maturity as of March 31, 2000. Jumbo certificates of deposit require minimum deposits of $100,000 and have negotiable rates.

============================================================================
                                                      Certificates
         Maturity period                               of deposit
----------------------------------------------------------------------------
                                                 (dollars in thousands)
    Three months or less                                 $  369
    Three through six months                                 --
    Six through twelve months                               430
    Over twelve months                                      800
----------------------------------------------------------------------------
                                                         $1,599
============================================================================

DEPOSIT FLOW

   The following table sets forth the balances of savings deposit in the various types of savings accounts offered by ESB at March 31, 2000, 1999 and 1998:

=====================================================================================================================
                                                                 At March 31
                         --------------------------------------------------------------------------------------------
                                     2000                           1999                            1998
                         -----------------------------   -----------------------------  -----------------------------
                                   Percent                         Percent                        Percent
                                      of     Increase                of      Increase                of     Increase
                         Amount     total   (decrease)   Amount     total   (decrease)  Amount     total   (decrease)
---------------------------------------------------------------------------------------------------------------------
                                                             (dollars in thousands)
Noninterest-
   bearing checking     $  8,707     6.18%   $   748    $  7,959     6.17%   $1,039     $  6,920    5.80%    $ 1,927
NOW accounts              10,348     7.34      2,225       8,123     6.30      (247)       8,370    7.02       1,200
Passbook
   accounts               20,074    14.25       (693)     20,767    16.10     1,005       19,762   16.57      (1,815)
Money market
   demand                 12,459     8.84      4,222       8,237     6.39     2,720        5,517    4.62        (618)
Fixed-rate
   certificates           88,359    62.72      5,772      82,587    64.05     4,732       77,855   65.26      (4,370)
Variable-rate
   certificates              938     0.67       (343)      1,281     0.99       404          877    0.73          (6)
---------------------------------------------------------------------------------------------------------------------
      Total             $140,885   100.00%   $11,931    $128,954   100.00%   $9,653     $119,301  100.00%    $(3,682)
=====================================================================================================================

CERTIFICATES OF DEPOSIT BY RATES

   The following table sets forth the certificates of deposits classified by rates at March 31, 2000, 1999 and 1998:

===============================================================================
                                                  At March 31
                                        2000         1999          1998
-------------------------------------------------------------------------------
                                            (dollars in thousands)
    Less than 3.00%                    $    --          --             3
    3.00% to 3.99%                          17          16            26
    4.00% to 4.99%                      24,331      17,288         3,214
    5.00% to 5.99%                      35,357      49,393        48,216
    6.00% to 6.99%                      28,850      13,634        15,122
    7.00% to 7.99%                         164       2,982        11,634
    8.00% and greater                      579         555           517
-------------------------------------------------------------------------------
         Total                         $89,298      83,868        78,732
===============================================================================

   Certificate of deposit accounts at March 31, 2000, 1999 and 1998 are scheduled to mature as indicated in the following table.

========================================================================================================
                                     2000                       1999                       1998
                              ------------------         ------------------         ------------------
                                         Percent                    Percent                    Percent
                                           of                         of                         of
                              Amount      total          Amount      total          Amount      total
--------------------------------------------------------------------------------------------------------
                                                       (dollars in thousands)
   Within one year           $34,467       38.6%        $46,479       55.4%        $42,430       53.9%
   Second year                25,804       28.9          12,329       14.7          21,282       27.0
   Third year                 14,420       16.1           4,943        5.9           6,832        8.7
   Fourth year                 7,312        8.2          13,109       15.6           4,563        5.8
   Thereafter                  7,295        8.2           7,008        8.4           3,625        4.6
--------------------------------------------------------------------------------------------------------
      Total                  $89,298      100.0%        $83,868      100.0%        $78,732      100.0%
========================================================================================================

   The following table sets forth the savings activities of ESB for the periods indicated.

===================================================================================
                                           For the Year Ended March 31,
                                           ----------------------------
                                           2000       1999        1998
-----------------------------------------------------------------------------------
                                              (dollars in thousands)
      Beginning balance                 $128,954     119,301     122,983
      Net increase (decrease) before
         interest credited                 7,398       5,354      (8,121)
      Interest credited                    4,533       4,299       4,439
-----------------------------------------------------------------------------------
                                        $140,885     128,954     119,301
===================================================================================

BORROWINGS

   Deposits and advances from the FHLB of Des Moines are the primary source of funds for ESB. At March 31, 2000, ESB had $159.7 million in FHLB of Des Moines advances outstanding and maintained a line of credit of approximately $12,332,000 available from the FHLB of Des Moines. During fiscal year 2000, ESB utilized FHLB advances to provide for increased investment in loans receivable and investment securities. As previously mentioned, ESB deployed a strategy in late 1997 in order to better leverage its balance sheet. The funds received from FHLB advances have been invested in mortgage-backed securities and investment securities. FHLB advances obtained by ESB were generally longer-term borrowings which contained call features. In general, the investments purchased by ESB with these advances were medium to long-term investments, many of which have call or prepayment features. As interest rates have risen, FHLB advances have been called and replaced with shorter-term, but higher-cost borrowings, however, the investments have not been called. As a result of ESB's strategy, the increase in interest rates, FHLB advances exceeding core deposits, and a $2.0 million corporate bond that has been downgraded below investment grade, ESB now has considerable interest rate risk and cannot liquidate its portfolio without a significant impact on earnings. Management plans to reduce interest rate risk by growing the core deposit portfolio with an emphasis on money market accounts and certificates of deposit, lessening reliance on FHLB advances by repaying advances as they mature, and using the proceeds from maturities of mortgage-backed securities to fund repayments of FHLB advances.

   EMC maintains a custodial borrowing relationship at an unaffiliated bank secured by investment securities with an amortized cost of approximately $4.7 million and a fair value of approximately $4.0 million at March 31, 2000. At March 31, 2000, there was $1.7 million outstanding on this note payable.

   The following table sets forth certain information regarding borrowings by ESB at the end of and during the periods indicated.

=====================================================================================================
                                                        At and for the year ended March 31,
                                                        -----------------------------------
                                                         2000          1999           1998
-----------------------------------------------------------------------------------------------------
                                                              (dollars in thousands)
      Weighted average rate at March 31:
         FHLB of Des Moines borrowings                    5.95%         5.37%          5.32%
         Note payable to bank                             2.25          2.25           2.25
         ESOP debt <F1>                                     --            --             --

      Maximum amount of borrowings outstanding
        at any month-end:
         FHLB of Des Moines borrowings                $171,779       130,396        104,000
         Note payable to bank                            4,000         4,000          4,000
         ESOP debt <F1>                                     --            --            136

      Approximate average borrowings outstanding
        with respect to:
         FHLB of Des Moines borrowings                $156,654       125,994         76,208
         Note payable to bank                            2,964         3,108          3,085
         ESOP debt <F1>                                     --            --             68

      Approximate weighted average rate paid on:
      FHLB of Des Moines borrowings                       5.55%         5.41%          5.29%
      Note payable to bank                                2.36          2.28           1.90
      ESOP debt <F1>                                        --            --           8.50
=====================================================================================================

<F1>  ESOP debt was assumed by Equality in connection with its conversion in
      December 1997.

COMPETITION

   Equality has been, and intends to continue to be, a community-oriented financial intermediary offering a wide variety of financial services to meet the needs of the communities it serves. Equality is headquartered in St. Louis, Missouri. It currently operates through ESB and EMC using eight full- and limited-service offices in the St. Louis area.

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

   ESB's most direct competition for deposits historically has come from other savings banks, savings and loan associations, commercial banks, savings banks and credit unions. In addition, ESB faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such areas as money market funds, other mutual funds (such as corporate and government securities funds) and annuities. ESB competes for deposits by offering customers a variety of savings accounts, checking accounts, certificates of deposit and a responsive, customer-oriented staff, as well as convenient access to ESB by 24-hour automatic teller machines or personal appointment.

    Trends toward the consolidation of the banking industry and the lifting of interstate banking and branching restrictions may make it more difficult for smaller institutions, such as ESB, to compete effectively with large, national and regional banking institutions.

    Smaller institutions such as ESB will be forced to either compete with larger institutions on pricing of products and services, or to identify and operate in a niche that will permit operating margins to be maintained at profitable levels. As a locally-based financial institution, ESB's strategy has been to position itself as a community-oriented financial institution that provides high quality products and services to meet the retail banking needs of its local customer base. This strategy is designed to identify a niche in ESB's market where it can effectively compete against much larger institutions.

SUBSIDIARY ACTIVITIES AND JOINT VENTURES

    ESB has two wholly owned subsidiaries, EMC and Equality Commodity Corporation (ECC). ECC operates a full-service insurance agency under the name Equality Insurance Agency (EIA). EIA provides a full array of insurance products, including property and casualty, automobile, health and life insurance, and, to a much lesser degree, commercial fire and casualty insurance. EIA also offers annuities and operates Flood Information Specialists, which issues flood plain certificates. These certificates are required by all mortgage loan lenders and is a requirement for selling a loan in the secondary market.

PERSONNEL

    As of March 31, 2000, ESB, including subsidiaries, had 100 full-time employees and 35 part-time employees. The employees are not represented by a union or collective bargaining unit. ESB believes its relationship with its employees is good.

REGULATION AND SUPERVISION

    GENERAL
    -------

    As a state-chartered, federally insured savings bank, ESB is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. ESB is regularly examined by the Missouri Division of Finance (Division) and the FDIC and files periodic reports concerning ESB's activities and financial condition with its regulators. ESB's relationship with depositors and borrowers also is regulated to a great extent by both federal law and the laws of Missouri, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents.

    Federal and state banking laws and regulations govern all areas of the operation of ESB, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice. The respective primary federal regulators of Equality and ESB have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

    STATE REGULATION AND SUPERVISION
    --------------------------------

    As a state-chartered savings bank, ESB is subject to applicable provisions of Missouri law and the regulations of the Division adopted hereunder. Missouri law and regulations govern ESB's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. Under state law, savings banks in Missouri also generally have all of the powers that federal mutual savings banks have under federal laws and regulations.

    FEDERAL SECURITIES LAW. The stock of Equality is registered with the SEC under the Securities Exchange Act of 1934, as amended (the Exchange Act). As such, Equality is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

    FEDERAL RESERVE SYSTEM. The Federal Reserve Board (FRB) requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (checking, NOW and super NOW checking accounts). At March 31, 2000, ESB was in compliance with these reserve requirements.

    Savings banks are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the FRB.

    FEDERAL HOME LOAN BANK SYSTEM. ESB is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. As a member, ESB is required to purchase and maintain stock in the FHLB of Des Moines. At March 31, 2000, ESB had $8.0 million in FHLB stock, which was in compliance with this requirement.

    INSURANCE OF DEPOSIT ACCOUNTS AND DEPOSIT INSURANCE PREMIUMS. Federal Deposit Insurance Corporation Improvement Act (FDICIA) required the FDIC to establish a risk-based assessment system for insured depository associations that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the rule, the FDIC assigns an association to one of three capital categories consisting of (i) "well capitalized," (ii) "adequately capitalized" or (iii) "undercapitalized" and one of three supervisory subcategories. The supervisory subgroup to which an association is assigned is based on a supervisory evaluation provided to the FDIC by the association's primary federal regulator and information which the FDIC determines to be relevant to the association's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the association's state supervisor). An association's assessment rate depends on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates range from 23 basis points for an association in the highest category (i.e., well-capitalized and healthy) to 31 basis points for an association in the lowest category (i.e., undercapitalized and of substantial supervisory concern).

    The SAIF and the BIF were required by law to achieve and maintain a ratio of insurance reserves to total insured deposits equal to 1.25%. The BIF reached this required reserve ratio during 1995, while some predictions indicated the SAIF would not reach this target until the year 2002. The SAIF had not grown as quickly as the BIF for many reasons, but in large part because almost half of SAIF premiums had to be used to retire bonds issued by the Financing Corporation (FICO Bonds) in the late 1980's to recapitalize the Federal Savings and Loan Insurance Corporation. Until 1995, the SAIF and BIF deposit insurance premium rate schedules had been identical. But in mid-1995, the FDIC issued final rules modifying its assessment rate schedules for SAIF and BIF member institutions, which required SAIF-insured institutions to pay a significantly higher deposit premium than their BIF-insured counterparts. Thrift industry representatives argued that this significant premium differential caused savings associations to operate at a competitive disadvantage to their BIF-insured bank counterparts.

    On September 30, 1996, President Clinton signed the Deposit Insurance Funds Act of 1996 (DIFA) that was part of the omnibus spending bill enacted by Congress at the end of its 1996 session. DIFA mandated that the FDIC impose a special assessment on the SAIF-assessable deposits of each insured depository institution at a rate applicable to all such institutions that the FDIC determined would cause the SAIF to achieve its designated reserve ratio of 1.25% as of October 1, 1996. In response to this legislation, in order to recapitalize the SAIF, on October 10, 1996, the FDIC adopted a final rule governing the payment of a SAIF special assessment in the amount of 65.7 basis points. SAIF-insured institutions were required to pay the assessment by November 27, 1996. In response to the recapitalization of the SAIF, the FDIC announced on December 11, 1996 that deposit insurance rates for most savings associations insured under the SAIF would be lowered to zero effective January 1, 1997, thereby equalizing SAIF insurance premiums with those paid by BIF-insured institutions.

    DIFA mandates the merger of the SAIF and BIF, effective January 1, 1999, but only if no insured depository institution is a savings association on that date. The combined deposit insurance fund, if the funds are merged, will be called the "Deposit Insurance Fund," or "DIF."

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

    PROMPT CORRECTIVE ACTION. Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier I risk-based capital ratio of 4.0% or more, has a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier I risk-based capital ratio that is less than 4.0% or has a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier I risk-based capital ratio that is less than 3.0% or has a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

    A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity.
The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

    An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

    At March 31, 2000, the ESB was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

    STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits (Guidelines). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the FDIC determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. FDIC regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

    CAPITAL REQUIREMENTS. The FDIC's minimum capital standards applicable to FDIC-regulated banks and savings banks require the most highly-rated institutions to meet a "Tier 1" leverage capital ratio of at least 3% of total assets. Tier 1 (core capital) consists of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 100-200 basis points above the 3% minimum. The FDIC capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not the most highly rated or are anticipating or experiencing significant growth.

    The FDIC's capital regulations require higher capital levels for banks which exhibit more than a moderate degree of risk or exhibit other characteristics which necessitate that higher than minimum levels of capital be maintained. Any insured bank with a Tier 1 capital to total assets ratio of less than 2% is deemed to be operating in an unsafe and unsound condition pursuant to Section 8(a) of the FDIA unless the insured bank enters into a written agreement, to which the FDIC is a party, to correct its capital deficiency. Insured banks operating with Tier 1 capital levels below 2% (and which have not entered into a written agreement) are subject to an insurance removal action. Insured banks operating with lower than the prescribed minimum capital levels generally will not receive approval of applications submitted to the FDIC. Also, inadequately capitalized state nonmember banks will be subject to such administrative actions as the FDIC deems necessary.

    FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, adjustable-rate perpetual preferred stock, mandatory convertible securities, term subordinated debt, intermediate-term preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital. The FDIC includes in its evaluation of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. However, no measurement framework for assessing the level of a bank's interest rate risk exposure has been codified. In the future, the FDIC will issue a proposed rule that would establish an explicit minimum capital charge for interest rate risk, based on the level of a bank's measured interest rate risk exposure.

    An undercapitalized, significantly undercapitalized, or critically undercapitalized institution is required to submit an acceptable restoration plan to its appropriate federal banking agency. The plan must specify (i) the steps the institution will take to become adequately capitalized, (ii) the capital levels to be attained each year, (iii) how the institution will comply with any regulatory sanctions then in effect against the institution and (iv) the types and levels of activities in which the institution will engage. The banking agency may not accept a capital restoration plan unless the agency determines, among other things, that the plan "is based on realistic assumptions, and is likely to succeed in restoring the institution's capital" and "would not appreciably increase the risk...to which the institution is exposed."

    The FDIA provides that the appropriate federal regulatory agency must require an insured depository institution that is significantly undercapitalized or is undercapitalized and either fails to submit an acceptable capital restoration plan within the time period allowed or fails in any material respect to implement a capital restoration plan accepted by the appropriate federal banking agency to take one or more of the following actions: (i) sell enough shares, including voting shares, to become adequately capitalized; (ii) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; (iii) restrict certain transactions with banking affiliates as if the "sister bank" requirements of Section 23A of the Federal Reserve Act
(FRA) did not exist; (iv) otherwise restrict transactions with bank or nonbank affiliates; (v) restrict interest rates that the institution pays on deposits to "prevailing rates" in the institution's region; (vi) restrict asset growth or reduce total assets; (vii) alter, reduce or terminate activities; (viii) hold a new election of directors; (ix) dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized; (x) employ "qualified" senior executive officers; (xi) cease accepting deposits from correspondent depository institutions; (xii) divest certain nondepository affiliates which pose a danger to the institution; (xiii) be divested by a parent holding company; and (xiv) take any other action which the agency determines would better carry out the purposes of the Prompt Corrective Action provisions. See "- Prompt Corrective Action."

    The FDIC has adopted the Federal Financial Institutions Examination Council's recommendation regarding the adoption of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Specifically, the agencies determined that net unrealized holding gains or losses on available for sale debt and equity securities should not be included when calculating core and risk-based capital ratios.

    FDIC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weaknesses. The FDIC capital regulations state that, where the FDIC determines that the financial history or condition, including off-balance sheet risk, managerial resources and/or the future earnings prospects of a bank are not adequate and/or a bank has a significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FDIC may determine that the minimum adequate amount of capital for that bank is greater than the minimum standards established in the regulation.

    ESB's management believes that, under the current regulations, ESB will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of ESB, such as a downturn in the economy in areas where ESB has most of its loans, could adversely affect future earnings and, consequently, the ability of ESB to meet its capital requirements.

    ACTIVITIES AND INVESTMENT OF INSURED STATE-CHARTERED BANKS. The FDIA generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks.
Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

    Subject to certain regulatory exceptions, FDIC regulations provide that an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank or for which the FDIC has granted and exception must cease the impermissible activity.

    AFFILIATE TRANSACTIONS. Equality and ESB are legal entities separate and distinct. Various legal limitations restrict ESB from lending or otherwise supplying funds to Equality (an affiliate), generally limiting such transactions with the affiliate to 10% of the bank's capital and surplus and limiting all such transactions to 20% of the bank's capital and surplus.
Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to ESB as those prevailing at the time for transactions with unaffiliated companies.

    Federally insured banks are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, such banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

    QUALIFIED THRIFT LENDER TEST. As a result of the 10(1) Election made by ESB in connection with its conversion to a state savings bank ESB remains subject to the qualified thrift lender (QTL) test applicable to federal savings associations.

    All savings associations are required to meet a QTL test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either convert to a national bank charter or be subject to the following restrictions on its operations: (i) the Bank may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the Bank may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the Bank shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the Bank shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

    Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by FHLMC or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At March 31, 2000, ESB was in compliance with the QTL test.

    COMMUNITY REINVESTMENT ACT. Banks are also subject to the provisions of the Community Reinvestment Act of 1977 (CRA), which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. ESB received an "outstanding" rating during its most recent CRA examination.

    DIVIDENDS. Dividends from ESB constitute the major source of funds for dividends, which may be paid by Equality. The amount of dividends payable by ESB to Equality depends upon ESB's earnings and capital position, and is limited by federal and state laws, regulations and policies.

    The amount of dividends actually paid during any one period will be strongly affected by ESB's management policy of maintaining a strong capital position. Federal law further provides that no insured depository institution may make any capital distribution, which would include a cash dividend if, after making the distribution, the institution would be "undercapitalized," as defined in the prompt corrective action regulations.

    REGULATORY AGREEMENT. As a result of the FDIC's first regular examination following ESB's conversion from a federally-chartered savings and loan association to a state-chartered savings bank on December 28, 1999, ESB entered into a Memorandum of Understanding (MOU) with the FDIC and the Division on June 26, 2000. By signing the MOU, ESB has agreed to take certain actions in response to concerns raised by the FDIC. The MOU addresses: (1) the Board of Directors of ESB to assess ESB's management and staffing needs to ensure proper supervision of ESB's affairs; (2) ESB to review its earnings performance, to develop a written plan to improve earnings performance and to prepare a revised 2001 budget reflecting remedial actions to improve ESB's earnings; (3) ESB to implement a suitable method for measuring and monitoring ESB's interest rate risk (IRR), establish IRR parameters and provide for independent review of the validity of the assumptions, data, and results of the method used; (4) ESB to develop a written funds management policy overseen by an Asset/Liability Committee, the membership of which shall include non-officer director representation and which shall report to the Board of Directors, and to establish goals and strategies for managing or improving ESB's IRR profile; (5) ESB to maintain a Tier I Leverage Ratio of not less than 7% while the MOU is in effect; (6) ESB to refrain from declaring or paying any dividends and/or management fees to Equality without prior written regulatory approval; (7) ESB to present to the FDIC and the Division periodic updates regarding ESB's asset growth objectives, particularly in light of capital and liquidity needs; (8) ESB to provide a revised investment policy, modify certain investment practices, and ensure the policy is implemented and followed; (9) ESB to develop an internal audit program and appoint an internal auditor who shall report to the Board of Directors; (10) ESB to take steps to correct and/or eliminate violations cited by the FDIC and the Division; (11) ESB to implement procedures to address regulatory concerns regarding the retail sale of nondeposit investment products by ESB; and (12) ESB to submit periodic progress reports to the FDIC and Division regarding ESB's compliance with the MOU.

    The MOU is not a formal supervisory action by the FDIC but is an enforceable action. Failure to comply with the MOU can lead to a formal enforcement action. ESB believes that it can comply with the MOU and is currently taking the necessary steps to do so. Compliance with the MOU is not expected to have a materially adverse impact on the operations and financial condition of ESB or Equality. The MOU will remain in effect until terminated by the Kansas City Regional Director of the FDIC.

EQUALITY BANCORP, INC.

    GENERAL
    -------

    As a result of the 10(1) Election made by ESB in connection with the charter conversion, Equality is a unitary thrift holding company regulated by the OTS for as long as the Bank satisfies the QTL test, rather than a bank holding company regulated by the FRB. Accordingly, Equality is subject to OTS regulations and filing requirements.

    HOLDING COMPANY ACQUISITIONS. The HOLA and OTS regulations issued thereunder generally prohibit a thrift holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or thrift holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

    HOLDING COMPANY ACTIVITIES. As a unitary thrift holding company, Equality generally is not subject to activity restrictions under the HOLA.
If Equality acquires control of another savings association as a separate subsidiary, it would lose its unitary thrift holding company status and would be subject to more restrictions on its activities.

    QUALIFIED THRIFT LENDER TEST. The HOLA provides that any thrift holding company that controls a savings association that fails the QTL test must, within one year after the date on which the Bank ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

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

    The special bad debt deduction accorded thrift institutions is covered under Section 593 of the Code. The Small Business Job Protection Act of 1996 included the repeal of certain portions of Section 593 effective for tax years beginning after December 31, 1995. As a result, ESB is no longer allowed a percentage method bad debt deduction. The repeal of the thrift reserve method generally requires thrift institutions to recapture into income the portion of tax bad debt reserves accumulated since 1987 (base year reserve). The recapture at ESB began in the tax year ended March 31, 1999 and will continue ratably through the tax year ending March 31, 2004. At March 31, 2000, ESB had bad debts deducted for tax purposes in excess of the base year reserve of approximately $163,000. ESB has recognized a deferred income tax liability for this amount.

    Certain events covered by Code Section 593(e), which was not repealed, will trigger a recapture of the base year reserve. The base year reserve of thrift institutions would be recaptured if a thrift ceases to qualify as a "bank" for federal income tax purposes. The base year reserves of thrift institutions also remain subject to income tax penalty provisions which, in general, require recapture upon certain stock redemptions of, and excess distributions to, stockholders. At March 31, 2000, retained earnings included approximately $2.6 million of base year reserves for which no deferred federal income tax liability has been recognized.

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

    ESB has not been audited by the IRS within the last five years. For additional information regarding taxation, see Note 11 of Notes to Consolidated Financial Statements.

    MISSOURI TAXATION. Equality, EMC and ECC are subject to state corporation income tax, computed on the basis of their state taxable income, at a rate of 7%. ESB is subject to a state financial institutions tax, computed on the basis of its state income, at a rate of 7%.

ITEM 2. DESCRIPTION OF PROPERTIES
---------------------------------

    ESB conducts its business through six full-service offices. ESB's main office is located at 4131 South Grand Boulevard, St. Louis, Missouri. ESB owns all six of its offices in fee and they are unencumbered.


========================================================================================================================
                                                                                                   Lease
                                                                                    Net           expira-
                                             Year     Owned or    Total             book           tion        Square
        Location                            opened     leased   investment         value           date       footage
------------------------------------------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
MAIN OFFICE:
4131 South Grand Boulevard                   1944       Owned   $ 3,209<F1>        1,543             --       21,740
St.  Louis, Missouri  63118

BRANCHES:
Marborough Branch                            1998       Owned     1,224            1,020             --        2,912
7809 Watson Road
St.  Louis, Missouri  63119

South County Branch                          1987       Owned     2,022            1,319             --        4,545
5400 South Lindbergh Boulevard
St.  Louis, Missouri  63123

Washington Branch                            1998       Owned     1,437            1,371             --        1,859
801 Franklin Street
Washington, MO  63090

St. Peters Branch                            1999      Leased       187              163           2009        4,500
583 Mid Rivers Mall Drive
St. Peters, Missouri  63376

Arnold Branch                                1999       Owned     1,049            1,020             --        2,500
1532 Jeffco Boulevard
Arnold, MO  63010

LOAN OFFICES:
Florissant Loan Office                       1992      Leased        20                9           2001        1,306
2620 North Lindbergh
Florissant, Missouri  63033

West County Loan Office                      1993      Leased       3                2             2000        1,200
14334 South Outer Forty
Chesterfield, Missouri  63017
------------------------------------------------------------------------------------------------------------------------

<F1> Includes investment in future branches of $743,000.

    In December 1997, ESB purchased a building in Fenton, Missouri, for the purpose of branch expansion. The Fenton branch office is currently subject to use restriction, and is expected to be operational in the third quarter of 2000. This facility will be used as a training facility in the interim.
With the exception of the foregoing, ESB believes that its current facilities are adequate to meet the present and foreseeable needs of ESB and Equality.

    The net book value of ESB's investment in office properties and equipment totaled $6.9 million at March 31, 2000.

    ESB uses an outside data processing firm to process customer records and monetary transactions, post deposit and general ledger entries and record activity in installment lending. EMC uses a second outside data processing firm to process loan servicing and loan originations.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

    Equality is, from time to time, a party to legal proceedings arising in the ordinary course of its business, including legal proceedings to enforce its rights. Equality is not currently a party to any legal proceedings which could reasonably be expected to have a material adverse effect on the financial condition or operations of Equality.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2000.


                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The common stock of Equality Bancorp, Inc. is traded on the American Stock Exchange under the symbol "EBI." The stock was issued on December 1, 1997 at $10.00 per share. Equality paid a quarterly dividend of $.06 per share during the quarters ended June 30, 1999, September 30, 1999, December 31, 1999 and March 31, 2000. As of May 31, 2000, there were 970 stockholders of record and 2,538,880 issued and outstanding shares of common stock.

     Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, results of operation and financial condition, tax considerations and general economic conditions. As previously discussed in this report, the FDIC and the Division required the Board of Directors of ESB to enter into a memorandum of understanding, which, among other things, requires ESB to refrain from declaring or paying any dividends without prior written regulatory approval.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

GENERAL

Equality Bancorp, Inc. (Equality or the Company) is the holding company for Equality Savings Bank (ESB). Equality is principally engaged in the business of attracting deposits from the general public and uses these deposits, together with other funding sources, to originate or invest in residential and other mortgage loans and nonmortgage loans, investments and other assets. Because Equality is primarily dependent on net interest margin (interest income from loans and investments minus interest expense on deposit accounts and borrowed money) for earnings, the focus of the Company's planning has been to devise and employ strategies that provide a stable, positive spread between the yield on interest-earning assets and the cost of interest-bearing liabilities in order to maximize the dollar amount of net interest income.

A substantial portion of Equality's operations and income are derived from the operations of Equality Mortgage Corporation (EMC), a wholly-owned subsidiary of ESB. EMC provides several benefits to Equality, including, among other things, originating a variety of mortgage loan products for Equality's portfolio and generating fee income for Equality through its activities in the secondary mortgage market. EMC's mortgage banking activities produce primarily two types of income - gain on sale of mortgage loans and loan servicing fees and late charges. EMC's mortgage banking activities consist of the origination, purchase and sale of residential mortgage loans.

ASSET AND LIABILITY MANAGEMENT

Equality's principal objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates and has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations. Progress has been made toward restructuring the composition of the loan portfolio, and liquidity has been accumulated in investments in investment-grade corporate obligations and in U.S. Government and agency notes and bonds.

Adjustable-rate mortgages, shorter-term consumer loans and commercial business loans are among the products currently utilized by Equality to restructure the loan portfolio. The proper pricing of deposit accounts is also significant. During periods of low or declining rates, the long-term deposits extend attractive rates while in periods of high rates, the short-term deposit accounts are competitively priced. This position allows Equality to benefit from the ability to reprice as necessary based on market conditions. Equality also relies on Federal Home Loan Bank advances as a primary source of funds in its asset and liability management program.

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


                                                                       YEARS ENDED MARCH 31,
                                --------------------------------------------------------------------------------------------------
                                              2000                             1999                             1998
                                -----------------------------   ------------------------------   ---------------------------------
                                            INTEREST                         INTEREST                          INTEREST
                                  AVERAGE      AND     YIELD/     AVERAGE       AND     YIELD/     AVERAGE        AND       YIELD/
                                BALANCE<F1> DIVIDENDS   COST    BALANCE<F1>  DIVIDENDS   COST    BALANCE<F1>   DIVIDENDS     COST
                                ----------- ---------  ------   ----------- ----------  ------   -----------   ---------   -------
                                                                (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Mortgage loans <F2>          $ 84,854     6,202      7.31%    $ 86,630      6,519      7.53%    $ 99,335      7,341       7.39%
   Consumer loans <F2>             3,434       327      9.52        3,001        295      9.83        2,677        232       8.67
Commercial business loans <F2>    12,652     1,225      9.68        9,164        889      9.70        5,249        530      10.10
                                --------   -------               --------    -------               --------    -------
   Total loans receivable        100,940     7,754      7.68       98,795      7,703      7.80      107,261      8,103       7.55

   Investment securities         115,373     8,145      7.06       63,001      3,722      5.91       77,443      4,748       6.13
   Interest-bearing deposits       3,804        69      1.81       10,686        400      3.74       10,474        416       3.97
   Mortgage-backed securities     76,216     4,570      6.00       89,298      5,321      5.96       16,805      1,153       6.86
   FHLB stock                      7,894       505      6.40        6,337        412      6.50        3,894        260       6.68
                                --------   -------               --------    -------               --------    -------

      Total interest-earning
       assets                   $304,227    21,043      6.92     $268,117     17,558      6.55     $215,877     14,680       6.80
                                ========   -------    ======     ========    -------    ======     ========    -------     ======

Interest-bearing liabilities:
   Passbook savings             $ 20,809       523      2.51%    $ 20,244        506      2.50%    $ 27,229        663       2.43%
   Checking                       17,379       246      1.42       15,460        195      1.26       13,487        193       1.43
   Money market accounts          10,038       396      3.95        7,047        236      3.35        5,401        150       2.78
   Certificates of deposit        83,516     4,431      5.31       80,587      4,521      5.61       80,529      4,628       5.75
                                --------   -------               --------    -------               --------    -------

      Total savings deposits     131,742     5,596      4.25      123,338      5,458      4.43      126,646      5,634       4.45

   FHLB advances                 156,654     8,695      5.55      125,994      6,822      5.41       76,208      4,031       5.29
   Other interest-bearing
    liabilities                    2,964        70      2.36        3,108         71      2.28        3,153         60       1.90
                                --------   -------               --------    -------               --------    -------
      Total interest-bearing
       liabilities              $291,360    14,361      4.93     $252,440     12,351      4.89     $206,007      9,725       4.72
                                ========   -------               ========    -------               ========    -------

      Net interest income                  $ 6,682                           $ 5,207                           $ 4,955
                                           =======                           =======                           =======

      Interest rate spread                              1.99                              1.66                               2.08
                                                      ======                            ======                             ======

      Net interest margin <F3>                        2.20%                               1.94%                              2.30%
                                                    ======                              ======                             ======

Ratio of average
 interest-earning assets
 to average interest-bearing
 liabilities                                        104.42%                            106.21%                             104.79%
                                                    ======                             ======                              ======

<F1>  Average balances are computed on a monthly basis (month-end balances).
<F2>  Average balances include loans 90 days or more past due; however, interest is not accrued on these loans as they are accounted for on a nonaccrual basis.
<F3>  Net interest income divided by average interest-earning assets.

ANALYSIS OF CHANGES IN NET INTEREST INCOME DUE TO CHANGES IN VOLUME AND CHANGES IN RATES

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

                                       2000 COMPARED TO 1999                             1999 COMPARED TO 1998
                                     INCREASE (DECREASE) DUE TO                       INCREASE (DECREASE) DUE TO
                                ----------------------------------------         --------------------------------------
                                                        RATE/                                            RATE/
                                RATE       VOLUME      VOLUME        NET         RATE       VOLUME      VOLUME      NET
                                ----       ------      ------        ---         ----       ------      ------      ---
                                                                  (dollars in thousands)
Interest-earning assets:
   Mortgage loans <F1>         $(187)       (134)          4        (317)        139        (939)        (22)       (822)
   Consumer loans <F1>            (9)         42          (1)         32          31          28           4          63
   Commercial business
    loans <F1>                    (2)        339          (1)        336         (21)        395         (15)        359
                               -----       -----         ---       -----        ----       -----        ----      ------
      Total loans
       receivable               (198)        247           2          51         149        (516)        (33)       (400)

   Investment securities         726       3,094         603       4,423        (170)       (885)         29      (1,026)
   Interest-bearing
    deposits                    (206)       (258)        133        (331)        (24)         98         (90)        (16)
   Mortgage-backed
    securities                    33        (779)         (5)       (751)       (152)      4,974        (654)      4,168
   FHLB stock                     (7)        102          (2)         93          (7)        163          (4)        152
                               -----       -----         ---       -----        ----       -----        ----      ------

      Total net change
       in income on
       interest-earning
       assets                    348       2,406         731       3,485        (204)      3,834        (752)      2,878
                               -----       -----         ---       -----        ----       -----        ----      ------
Interest-bearing
 liabilities:
   Passbook savings                3          14          --          17          18        (170)         (5)       (157)
   Checking                       24          24           3          51         (23)         28          (3)          2
   Money market accounts          42         100          18         160          31          46           9          86
   Certificates of
    deposit                     (245)        164          (9)        (90)       (113)          3           3        (107)
                               -----       -----         ---       -----        ----       -----        ----      ------
      Total savings
       deposits                 (176)        302          12         138         (87)        (93)          4        (176)

   FHLB advances                 171       1,660          42       1,873          91       2,634          66       2,791
   Other interest-bearing
    liabilities                    2          (3)         --          (1)         12          (1)         --          11
                               -----       -----         ---       -----        ----       -----        ----      ------
      Total net change
       in expense on
       interest-bearing
       liabilities                (3)      1,959          54       2,010          16       2,540          70       2,626
                               -----       -----         ---       -----        ----       -----        ----      ------
      Net change in
       interest income         $ 351         447         677       1,475        (220)      1,294        (822)        252
                               =====       =====         ===       =====        ====       =====        ====      ======

<F1>  Does not include interest on loans 90 days or more past due as interest has not been accrued. All loans contractually past due 90 days or more are accounted for on a nonaccrual basis.

FORWARD-LOOKING STATEMENTS

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

LIQUIDITY AND CAPITAL RESOURCES

Equality's primary sources of funds are deposits; advances from the FHLB; repayments, prepayments and maturities of outstanding loans; maturities of investment securities and other short-term investments; and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. ESB manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, Equality invests in short-term investment securities and interest-earning assets which provide liquidity to meet lending requirements. ESB also utilizes other borrowing sources, primarily advances from the FHLB which totaled $159.7 million at March 31, 2000. Although ESB's deposits have historically represented the majority of its total liabilities, FHLB advances exceeded deposits as of March 31, 2000 and 1999.

At March 31, 2000, ESB had approximately $5.5 million in outstanding commitments to originate loans, approximately $1.3 million of which were adjustable rate mortgage loans, and $4.1 million were adjustable rate unused commercial lines of credit based on the prime rate.

Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as cash and cash equivalents, and U.S. Government agency securities. On a longer-term basis, ESB invests in various loans, mortgage-backed securities, and investment securities. ESB uses its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain an investment securities portfolio. Management of ESB believes that ESB has adequate resources, including principal prepayments and repayments of loans and maturing investments, to fund all of its commitments to the extent required. Based upon its historical run-off experience, management believes that a significant portion of maturing deposits will remain with ESB.

Certificates of deposit scheduled to mature in one year or less at March 31, 2000 totaled $34.5 million. Based upon management's experience and familiarity with the customers involved and Equality's pricing policy relative to that of its perceived competitors, management believes Equality will retain a significant portion of these deposits.

In an effort to increase earnings, ESB deployed a strategy in late 1997 in order to better leverage its balance sheet. The funds received from FHLB advances have been invested in mortgage-backed securities and investment securities. FHLB advances obtained by ESB were generally longer-term borrowings which contained call features. In general, the investments purchased by ESB with these advances were medium to long-term investments, many of which have call or prepayment features. As interest rates have risen, FHLB advances have been called and replaced with shorter-term, but higher-cost borrowings, however, the investments have not been called. As a result of ESB's strategy, the increase in interest rates, FHLB advances exceeding core deposits, and a $2.0 million corporate bond that has been downgraded below investment grade, ESB now has considerable interest rate risk and can not liquidate its portfolio without a significant impact on earnings. Management plans to reduce interest rate risk by growing the core deposit portfolio with an emphasis on money market accounts and certificates of deposit, lessening reliance on FHLB advances by repaying advances as they mature, and using the proceeds from maturities of mortgage-backed securities and investment securities to fund repayments of FHLB advances. As of March 31, 2000, Equality's ratio of equity to assets (end of year) was 6.16% compared to 8.88% as of March 31, 1999. The decrease in this ratio is primarily the result of the leverage strategy employed in late 1997.

As a result of ESB's charter change on December 28, 1999 from a federally-chartered thrift to a Missouri-chartered savings bank, ESB is required to maintain specific amounts of regulatory capital under federal regulations. The capital regulations require institutions to have Tier 1 leverage capital equal to 4.0% of adjusted total assets (as defined by regulation), a minimum Tier 1 risk-based capital ratio of 4.0% of risk-based total assets, and a total risk-based capital ratio of 8.0% of risk-based assets (as defined by regulation). The risk-based capital requirement is calculated based on the credit risk presented by both on-balance-sheet assets and off-balance-sheet commitments and obligations. Assets are assigned a credit-risk weighting based upon their relative risk ranging from 0% for assets backed by the full faith and credit of the United States or that pose no credit risk to the institution to 100% for assets such as delinquent or repossessed assets.

The following table sets forth certain information concerning ESB's regulatory capital as of March 31, 2000.

                                                                   REGULATORY CAPITAL
                                                     ----------------------------------------------
                                                      TIER I             TIER I            TOTAL
                                                     LEVERAGE           RISK-BASED       RISK-BASED
                                                     CAPITAL             CAPITAL          CAPITAL
                                                     --------           ----------       ----------
                                                                (dollars in thousands)
Stockholders' equity                                 $24,144            24,144            24,144
Additional capital item - general loan
   loss reserves                                          --                --               364
                                                     -------            ------            ------
      Total regulatory capital                        24,144            24,144            24,508

Minimum capital requirement                           13,292             6,464            12,928
                                                     -------            ------            ------
      Excess regulatory capital                      $10,852            17,680            11,580
                                                     =======            ======            ======
Regulatory capital ratio                                7.27%            14.94%            15.17%
                                                     =======            ======            ======

Management believes that under current regulations, ESB will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of ESB could adversely affect future earnings and as a result, the ability of ESB to meet its future minimum capital requirements.

On June 26, 2000, ESB entered into a Memorandum of Understanding (MOU) with the Federal Deposit Insurance Corporation and the Missouri Division of Finance. The MOU, discussed in more detail in note 2 to the consolidated financial statements, addresses that, among other things, ESB is to maintain a Tier I leverage ratio of not less than 7% while the MOU is in effect and is to refrain from declaring or paying any dividends without prior written regulatory approval.

CHANGES IN FINANCIAL CONDITION

The total assets of Equality increased approximately $34.9 million, or 12.1%, to $323.3 million at March 31, 2000 from $288.4 million at March 31, 1999. This increase in asset size primarily relates to an increase in cash, investment securities and loans receivable which were funded through increased savings deposits, FHLB advances, the proceeds from repayment of mortgage loans and mortgage-backed securities.

Cash, primarily interest bearing demand accounts, increased $2.7 million, or 42.2%, to $9.1 million at March 31, 2000 from $6.4 million at March 31, 1999. This increase is primarily the result of increased savings deposits and FHLB advances and decreased mortgage-backed securities, offset by increased investment securities and loans receivable.

Interest bearing deposits decreased $887,000, or 81.8%, to $198,000 at March 31, 2000 from $1.1 million at March 31, 1999. The decrease is due to the maturity of nine certificates of deposit at other financial institutions. The Company is consciously reducing its investment in this area as certificates of deposit mature.

Investment securities available for sale increased $39.0 million, or 47.8%, to $120.6 million at March 31, 2000 from $81.6 million at March 31, 1999. This increase is due primarily to $91.9 million of purchases of securities offset by $21.2 million of maturities, sales proceeds of $27.0 million, and a mark to market adjustment of $6.2 million to reflect the unrealized loss on investment securities at March 31, 2000. The increase in investment securities is a result of management shifting funds from the sale and maturity of mortgage-backed securities due to higher yields on investment securities. Unrealized losses on investment securities are a result of an increase in interest rates and the downgrade of a $2.0 million corporate bond held by ESB. Included in investment securities is a $2.0 million corporate obligation, with a fair value of $1.06 million at March 31, 2000 and a maturity date of March 15, 2003, which was investment grade when originally purchased but has subsequently downgraded below investment grade; however, the security continues to meet its interest payment obligations. Management believes the decline in the fair value of this security is temporary. Equality has the ability and it is management's intent to hold this security until maturity.

Investment securities held to maturity totaled $600,000 at March 31, 2000 and March 31, 1999.

Mortgage-backed securities available for sale decreased $26.7 million, or 29.4%, to $64.1 million at March 31, 2000 from $90.8 million at March 31, 1999. This decrease is the result of principal repayments of $18.3 million, sales proceeds of $10.5 million, and a mark to market adjustment of $2.7 million to reflect the unrealized loss on mortgage-backed securities at March 31, 2000 partially offset by purchases of $5.3 million. As noted above, funds from mortgage-backed securities sales and maturities have been shifted to investment securities. Unrealized losses on mortgage-backed securities are a result of an increase in interest rates.

Certain of ESB's mortgage-backed securities yield above-market rates of interest and are subject to substantial risk of prepayment. In a declining interest rate environment, ESB may experience significant prepayments of both fixed and adjustable rate mortgage-backed and related securities. In such instances, ESB may be unable to reinvest the cash flow from these securities into comparable yielding investments, and would expect this reinvestment risk to continue so long as interest rates remained relatively low. The majority of EBS's mortgage-backed securities are yielding below- market rates of interest due to the increase in interest rates. In a rising rate environment, ESB may experience a slow down in prepayments and a lengthening in the expected majority of the mortgage-backed securities.

Loans receivable, net, increased $15.1 million, or 16.7%, to $105.3 million at March 31, 2000, from $90.2 million at March 31, 1999. Loans held for investment increased $19.5 million, or 23.4%, to $102.7 million at March 31, 2000 from $83.2 million at March 31, 1999. This increase reflects Equality's efforts to prudently increase its loan portfolio while developing an expanded retail banking presence in its market area. Loans held for sale decreased $4.4 million, or 62.9%, to $2.6 million at March 31, 2000 from $7.0 million at March 31, 1999. This decrease is the result of EMC mortgage loan originations totaling $86.9 million and mortgage loan purchases of $773,000, offset by net mortgage loan sales of $92.0 million at March 31, 2000.

Office properties and equipment increased $484,000, or 7.5%, to $6.9 million at March 31, 2000 from $6.5 million at March 31, 1999. The increase resulted from additional improvements to the Bank's branch network including the opening of new full service branches in St. Peters, Missouri and Arnold, Missouri as well as improvements to the Fenton, Missouri facility which is planned to open in the summer of 2000.

Savings deposits increased $11.9 million, or 9.2%, to $140.9 million at March 31, 2000 from $129.0 million at March 31, 1999. Interest credited in 2000 was approximately $4.5 million.

FHLB advances increased $29.5 million, or 22.7%, to $159.7 million at March 31, 2000 from $130.2 million at March 31, 1999. Proceeds from these advances were used to fund purchases of investment securities and the origination of loans receivable.

Other borrowed money decreased $131,000, or 7.2%, to $1.7 million at March 31, 2000 from $1.8 million at March 31, 1999. These short-term borrowings relate primarily to a warehouse line of credit established with an unaffiliated bank and maintained by EMC, the proceeds of which were invested solely in residential mortgage loans.

Total stockholders' equity decreased $5.7 million, or 22.2%, to $19.9 million at March 31, 2000 from $25.6 million at March 31, 1999. The decrease was primarily attributable to the Company's purchase of treasury stock of $1.1 million, payment of quarterly dividends totaling $558,000, and a mark to market adjustment on securities available for sale of $5.6 million, offset by net income of $1.2 million, a reduction in ESOP indebtedness of $145,000, and a reduction of unamortized restricted stock awards of $148,000. The mark to market adjustment on securities available for sale is the result of an increase in interest rates and the downgrade of a $2.0 million corporate bond held by ESB.

FISCAL YEAR ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999

      NET INCOME

      Net income increased $23,000, or 2.0%, to $1.2 in 2000 from $1.1 million in 1999. The increase was primarily the result of increased net interest income of $1.5 million, or 28.3%, offset by decreased noninterest income of $931,000, or 22.0%, increased noninterest expense of $491,000, or 6.5%, and increased income taxes of $31,000, or 4.4%.

      NET INTEREST INCOME

      Interest income increased $3.4 million, or 19.3%, to $21.0 million in 2000 from $17.6 million in 1999. Interest on loans receivable increased by $50,000, or 0.7% to $7.8 million in 2000. This increase was the result of an increase in the average balance of loans outstanding of $2.1 million from $98.8 million in 1999 to $100.9 million in 2000, offset by a decrease in the yield on loans from 7.80% in 1999 to 7.68% in 2000. The higher average balance of loans outstanding reflects an increase in secured commercial lending offset by a decrease in the mortgage lending portfolio. Interest on investment securities increased $4.4 million, or 118.9%, from $3.7 million in 1999 to $8.1 million in 2000, due to an increase in the average balance of investment securities of $52.4 million from $63.0 million in 1999 to $115.4 million in 2000. As previously discussed, the increase in investment securities is a result of the Company's leverage strategy and also a result of shifting funds from the sale or maturity of mortgage-backed securities. The yield on investment securities increased from 5.91% in 1999 to 7.06% in 2000. Interest income on mortgage-backed securities decreased $751,000, or 14.1%, from $5.3 million in 1999 to $4.6 million in 2000 due to a decrease in the average balances of $13.1 million from $89.3 million in 1999 to $76.2 million in 2000, and an increase in the yield on mortgage-backed securities from 5.96% in 1999 to 6.00% in 2000.

      Interest expense increased $2.0 million, or 16.1%, from $12.4 million in 1999 to $14.4 million in 2000. The increase resulted primarily from increased average deposits and FHLB advances. Average deposit balances increased $8.4 million from $123.3 million in 1999 to $131.7 million in 2000. The weighted average cost of deposits decreased from 4.43% in 1999 to 4.25% in 2000. The increase in average savings deposits is primarily due to ESB's opening of three new branch facilities and deposit marketing efforts.

      Average advances from the FHLB increased $30.7 million from $126.0 million in 1999 to $156.7 million in 2000. The increase is primarily the result of borrowings used to fund increased investment securities and loans receivable. The weighted average cost of advances increased from 5.41% in 1999 to 5.55% in 2000. The weighted average rate for FHLB advances was 5.95% at March 31, 2000.

      Net interest margin was 2.20% for the year ended March 31, 2000 and 1.94% for the year ended March 31, 1999. While the Company's leverage strategy has increased net margin and net interest income, it has caused Equality to have considerable interest rate risk. Although interest rates have increased, the increase in net interest margin has been offset by lower yields on loans as a result of lending competition and adjustable rate mortgages and a result of higher yields on FHLB advances as lower cost borrowings have been called or have matured.
      The retention of adjustable rate mortgages helps reduce ESB's exposure to interest rate risk. In an environment of rapidly increasing interest rates, however, it is possible for the interest rate increases to exceed the maximum allowable adjustment on adjustable rate mortgages, which would negatively affect ESB's interest rate spread.
      In addition, because the interest earned on adjustable rate mortgages, which are refinanced on a one- to three-year cycle, varies with prevailing interest rates, such loans do not offer ESB as predictable a cash flow as do longer-term, fixed-rate loans.

      Management's efforts to reduce interest rate risk through less reliance on FHLB advances and using maturities of investment securities and mortgage-backed securities to fund the repayment of advances could result in a reduction of net interest income and net interest margin in the future. In addition, if management is forced to sell investment securities to meet liquidity needs, market losses could result.

      PROVISION FOR LOSSES ON LOANS

      The Company had no provision for losses on loans in 2000 or 1999. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net chargeoffs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. ESB's allowance for loan losses totaled $364,000 at March 31, 2000 and $366,000 at March 31, 1999. The allowance for loan losses is established through a provision for loan losses charged to expense. While ESB maintains its allowance for losses at a level which it considered to be adequate, there can be no assurances that further additions will not be made to the allowance or that such losses will not exceed the estimated amounts.

      NONINTEREST INCOME

      Noninterest income decreased $931,000, or 22.0%, from $4.2 million in 1999 to $3.3 million in 2000. The decrease is due primarily to gain on sales of mortgage loans which decreased $1.2 million from $2.0 million in 1999 to $771,000 in 2000, decreased gain on sale of investment securities which decreased $209,000 from $166,000 in 1999 to a loss of $43,000 in 2000, and decreased loan servicing fees and late charges of $36,000 offset by a gain on sale of mortgage servicing rights of $451,000, no equity in loss of joint ventures which decreased $54,000 as a result of the Company's sale of its joint venture interest in 1998, and increased other noninterest income of $135,000. In 2000, ESB, through EMC, sold $87.7 million of mortgage loans as compared to $177.3 million in the comparable period in 1999. The decreased sales volume of $89.6 million resulted in decreased gain on sale of mortgage loans and a corresponding decrease in fees related to reduced originations. Gain on sale of mortgage servicing rights was $451,000 in 2000, as a result of the sale of $65.0 million of GNMA servicing, with no comparable sale in 1999. As a result, the loan servicing portfolio of EMC decreased $34.9 million, or 9.5%, from $369.3 million, of which $297.8 million was serviced for unaffiliated institutions at March 31, 1999 to $334.4 million at March 31, 2000, of which $249.4 million was serviced for unaffiliated institutions.

      While management does not believe ESB will be required to sell investment securities to meet liquidity needs, market losses could be incurred if ESB would be required to do so.

      NONINTEREST EXPENSE

      Noninterest expense increased $491,000, or 6.5%, from $7.6 million in 1999 to $8.1 million in 2000 due primarily to increased occupancy expenses of $253,000, or 42.2%, from $599,000 in 1999 to $851,000 in
      2000, increased data processing expenses of $110,000, or 33.0%, from

      $332,000 in 1999 to $442,000 in 2000, increased advertising expense of $78,000, or 27.5%, from $282,000 in 1999 to $360,000 in 2000, and increased other expenses of $83,000, or 4.6%, from $1.8 million in 1999 to $1.9 in 2000 offset by decreased salary and employee benefits of $29,000, or 0.6%, which decreased primarily due to reduced commissions paid of $250,000, or 44.0%, for comparable periods, as a result of reduced loan originations, partially offset by an increase of ESB personnel to staff two newly opened branch facilities in St. Peters, Missouri, and Arnold, Missouri, as well as additional employment needs in ESB's subsidiaries. The increase in occupancy, data processing and other expenses in 2000 compared to 1999 is also reflective of the new branches which have been opened.

      INCOME TAXES

      Income tax expense increased $31,000, or 4.4%, from $708,000 in 1999 to $739,000 in 2000. The increase was the result of the increase in income before income tax expense of $54,000 in 2000. The effective tax rate was approximately 38.5% and 39.1% in 1999 and 2000, respectively.

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED TO MARCH 31, 1998

      NET INCOME

      Net income decreased $110,000, or 8.9%, to $1.1 million in 1999 from $1.2 million in 1998. The decrease was primarily the result of increased noninterest expense of $1.9 million, or 33.4%, offset by increased net interest income of $252,000, or 5.1%, increased noninterest income of $1.4 million, or 47.1%, decreased provision for losses on loans of $116,000, or 100.0%, and decreased income taxes of $70,000, or 9.0%.

      NET INTEREST INCOME

      Interest income increased $2.9 million, or 19.6%, to $17.6 million in 1999 from $14.7 million in 1998. Interest on loans receivable decreased by $400,000, or 4.9%, to $7.7 million in 1999 as compared to $8.1 million in 1998. This decrease was the result of a decrease in the average balance of loans outstanding of $8.5 million from $107.3 million in 1998 to $98.8 million in 1999, offset by an increase in the average yield on loans from 7.55% in 1998 to 7.80% in 1999. The lower average balance of loans outstanding for 1999 reflects a decrease in mortgage loan portfolio lending and increased repayments due to low interest rates, offset by increased secured commercial lending. Interest on investment securities decreased $1.0 million, or 20.2%, from $4.7 million in 1998 to $3.7 million in 1999, due to a decrease in the average balance of investment securities of $14.4 million from $77.4 million in 1998 to $63.0 million in 1999. During the same period the yield on investment securities decreased from 6.13% in 1998 to 5.91% in 1999. Interest income on mortgage-backed securities increased $4.2 million, or 361.3%, from $1.2 million in 1998 to $5.3 million in 1999 due to an increase in the average balances of mortgage-backed securities of $72.5 million from $16.8 million in 1998 to $89.3 million in 1999, offset by a decrease in the yield on mortgage-backed securities from 6.86% in 1998 to 5.96% in 1999.

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

      Net interest margin was 1.94% for the year ended March 31, 1999 and 2.30% for the year ended March 31, 1998. The decrease in net interest margin is a result of a highly competitive lending environment, a decrease in adjustable rate mortgages due to refinancing activity in the lower interest rate environment and the Company's leverage strategy.

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

      NONINTEREST INCOME

      Noninterest income increased $1.4 million, or 47.1%, to $4.2 million in 1999 from $2.9 million in 1998. The increase is due primarily to gain on sales of mortgage loans which increased from $1.7 million in 1998 to $2.0 million in 1999, increased loan servicing fees and late charges which increased $370,000 from $920,000 in 1998 to $1.3 million in 1999, increased gain on sale of real estate of $147,000 due to Equality Commodity Corporation's sale of its 50% ownership interest in WC Joint Venture, a direct investment, and one investment property, and increased gain on sale of investments of $125,000 from $41,000 in 1998 to $166,000 in 1999. The increase of $645,000, or 55.2%, on gain on sales of mortgage loans was due to a continued improvement in market interest rates during calendar year 1999. In 1999, ESB, through EMC, sold $184.8 million of mortgage loans as compared to $105.4 million in 1998. The increased sales volume of $79.4 million resulted in increased gain on sales of mortgage loans due to the condition of the secondary mortgage market. Loan servicing fees and late charges increased $370,000, or 40.2%, due primarily to an increase in the average servicing portfolio of EMC. Average loan servicing by EMC increased $29.2 million, or 8.6%, from $340.1 million in 1998 to $369.2 million in 1999.

      NONINTEREST EXPENSE

      Noninterest expense increased $1.9 million, or 33.4%, to $7.6 million in 1999 from $5.7 million in 1998, due primarily to increased salaries and employee benefits of $1.1 million, or 33.3%, from $3.4 million in 1998 to $4.5 million in 1999, increased advertising expenses of $158,000, or 128.0%, from $124,000 in 1998 to $282,000 in 1999 and increased other expenses of $486,000, or 37.3%, from $1.3 million in 1998 to $1.8 million in 1999. Increased salary and employee benefits are the direct result of increased commissions paid to mortgage loan origination personnel of $169,000, or 42.5%, from $398,000 in 1998 to $567,000 in 1999, general wage increases and an increase in five bank personnel to staff the new Washington branch facility, in addition to ESOP and MRP compensation expenses which increased $308,000 in 1999 as compared to 1998. Advertising expenses increased as a result of marketing promotions during 1999 for ESB's relocated bank office, newly opened Washington, Missouri facility, and overall promotion of ESB. Other expenses increased due primarily to an increase in expenses totaling $155,000 in connection with professional services and taxes for Equality with no comparable items in 1998, increases in supplies and services associated with increased mortgage loan activity and an increased number of ESB branch facilities.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

      ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities
      - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Initial application should be as of the beginning of an equity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of SFAS 133, as amended. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of SFAS 133, as amended. Additionally, SFAS 133, as amended, should not be applied retroactively to financial statements of prior periods. Equality is currently evaluating the requirements and impact of SFAS 133.

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

Equality initially estimated costs of approximately $148,000 to prepare for the century date change. As of March 31, 2000, direct and indirect expenditures have been approximately $92,500. This includes internal and external costs that were expensed as well as capital expenditures that were capitalized. Costs include, but are not limited to salary expenses, outside service fees (i.e., legal, audit, consulting), hardware and software expenditures and equipment costs. Funding for Year 2000 costs has been derived from normal operating cash flow.

Equality focused its efforts on addressing those systems it deems to be critical to ongoing operations. The company-wide project for addressing the Year 2000 issue was segmented into five phases, as recommended by regulators. With regard to internal, mission critical systems, the present state of each phase was estimated at March 31, 2000 as follows:

                        COMPLETION DATE/
                           EXPECTED                  PERCENT
   PHASE                COMPLETION DATE              COMPLETE
   -----                ---------------              --------
Awareness              December 31, 1997               100%
Assessment             June 30, 1998                   100
Renovation             December 31, 1998               100
Testing                March 31, 1999                  100
Implementation         September 30, 1999              100


In addition to addressing the readiness of internal systems, Equality assessed the readiness of its major vendors, suppliers, customers and business partners. Though such efforts have been diligent, there can be no guarantee that the systems these outside parties supply will be fully functional in the Year 2000. Such failures could have a material adverse effect on Equality.

Equality developed business resumption contingency plans for the purpose of assuring that core business processes will continue to operate in the Year 2000. The plan addressed failures such as payment system failures, data processing system failures, increased cash withdrawals, telecommunication failures, disruption in services provided by outside parties and customer failures. The contingency plan provides for reasonable alternatives to potential failures and the establishment of an implementation strategy, including timeliness and responsibility assignments.

To date, Equality has not experienced any significant disruptions to its financial or operating activities caused by failure of computerized systems resulting from Year 2000 issues. Management does not expect Year 2000 issues to have a material adverse effect on Equality's operations or financial results in 2000.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

Index to Consolidated Financial Statements
------------------------------------------

Independent Auditors' Report                                          47

Consolidated Balance Sheets                                           48

Consolidated Statements of Income                                     49

Consolidated Statements of Stockholders' Equity                       50

Consolidated Statements of Cash Flows                                 51

Consolidated Statements of Comprehensive Income (Loss)                52

Notes to Consolidated Financial Statements                            53

                            [letterhead of KPMG]


                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Equality Bancorp, Inc.
St. Louis, Missouri:

We have audited the accompanying consolidated balance sheets of Equality Bancorp, Inc. and subsidiaries (Equality) as of March 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, cash flows and comprehensive income (loss) for each of the years in the three-year period ended March 31, 2000. These consolidated financial statements are the responsibility of Equality's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Equality Mortgage Corporation (a consolidated subsidiary), which statements reflect total assets constituting 2% and 3% in 2000 and 1999, respectively, and total interest income and noninterest income constituting 13%, 20% and 19%, in 2000, 1999 and 1998, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Equality Mortgage Corporation, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equality Bancorp, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with generally accepted accounting principles.

                                                /s/ KPMG LLP

St. Louis, Missouri
June 26, 2000

                                        EQUALITY BANCORP, INC. AND SUBSIDIARIES

                                              Consolidated Balance Sheets

                                                March 31, 2000 and 1999


                                                                                    2000                    1999
                                                                                ------------             -----------
                        ASSETS

Cash, primarily interest-bearing demand accounts                                $  9,080,509               6,449,613
Interest-bearing deposits                                                            198,000               1,085,000
Investment securities:
   Available for sale, at fair value                                             120,575,542              81,635,339
   Held to maturity, at amortized cost (fair value of $548,000
      at March 31, 2000 and $531,000 at March 31, 1999)                              600,000                 600,000
Mortgage-backed securities available for sale,
   at fair value                                                                  64,137,674              90,810,783
Loans receivable, net                                                            105,315,729              90,230,677
Investment in real estate                                                             58,054                  58,054
Stock in Federal Home Loan Bank                                                    7,987,100               6,911,100
Mortgage servicing rights                                                          1,273,768               1,479,631
Office properties and equipment, net                                               6,935,115               6,451,357
Deferred tax asset                                                                 2,775,937                      --
Accrued interest receivable and other assets                                       4,397,879               2,725,620
                                                                                ------------             -----------

                                                                                $323,335,307             288,437,174
                                                                                ============             ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Savings deposits                                                                $140,885,244             128,953,826
Accrued interest payable on savings deposits                                         147,711                 200,280
Borrowed money                                                                   161,435,160             132,010,050
Advance payments by borrowers for taxes and insurance                                 35,800                  69,634
Income taxes payable                                                                 276,568                 203,588
Deferred income taxes                                                                     --                 873,343
Accrued expenses and other liabilities                                               629,822                 518,723
                                                                                ------------             -----------

         Total liabilities                                                       303,410,305             262,829,444
                                                                                ------------             -----------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $1 par value per share; 1,000,000
      shares authorized; none issued and outstanding                                      --                      --
   Common stock, $.01 par value per share;
      4,000,000 shares authorized; 2,544,094 shares
      and 2,519,793 shares issued at March 31, 2000
      and 1999, respectively                                                          25,441                  25,198
   Additional paid-in capital                                                     16,192,342              16,108,269
   Retained earnings                                                              11,849,449              11,255,324
   Accumulated other comprehensive income (loss)                                  (5,447,058)                139,464
   Treasury stock, at cost; 158,055 shares and 18,500 shares
      at March 31, 2000 and 1999, respectively                                    (1,233,799)               (166,431)
   Unearned Employee Stock Ownership Plan shares                                    (989,864)             (1,134,769)
   Unamortized restricted stock awards                                              (471,509)               (619,325)
                                                                                ------------             -----------

         Total stockholders' equity                                               19,925,002              25,607,730
                                                                                ------------             -----------

                                                                                $323,335,307             288,437,174
                                                                                ============             ===========


See accompanying notes to consolidated financial statements.

                                        EQUALITY BANCORP, INC. AND SUBSIDIARIES

                                           Consolidated Statements of Income

                                       Years ended March 31, 2000, 1999, and 1998
                                                                      2000              1999              1998
                                                                  -----------        ----------        ----------
Interest income:
   Loans receivable                                               $ 7,753,559         7,703,347         8,103,429
   Investment securities and interest-bearing deposits              8,214,465         4,121,848         5,163,526
   Mortgage-backed securities                                       4,570,590         5,321,365         1,153,512
   Other                                                              504,838           411,861           259,843
                                                                  -----------        ----------        ----------

         Total interest income                                     21,043,452        17,558,421        14,680,310
                                                                  -----------        ----------        ----------

Interest expense:
   Savings deposits                                                 5,596,459         5,458,146         5,633,692
   Advances from Federal Home Loan Bank                             8,694,309         6,821,775         4,031,314
   Other borrowed money                                                70,382            71,507            60,376
                                                                  -----------        ----------        ----------

         Total interest expense                                    14,361,150        12,351,428         9,725,382
                                                                  -----------        ----------        ----------

         Net interest income                                        6,682,302         5,206,993         4,954,928

Provision for losses on loans                                              --                --           115,513
                                                                  -----------        ----------        ----------

         Net interest income after provision
           for losses on loans                                      6,682,302         5,206,993         4,839,415
                                                                  -----------        ----------        ----------

Noninterest income:
   Gain on sales of mortgage loans                                    771,172         1,994,800         1,349,712
   Loan servicing fees and late charges                             1,253,125         1,289,571           919,884
   Gain on sale of mortgage servicing rights                          451,298                --                --
   Gain (loss) on sale of investment and mortgage-
     backed securities available for sale, net                        (43,016)          166,388            41,044
   Equity in loss of joint venture                                         --           (54,430)          (44,109)
   Rental income                                                      189,470           142,802           126,811
   Gain on sale of real estate                                             --           148,391             1,154
   Other                                                              684,616           549,710           486,988
                                                                  -----------        ----------        ----------

         Total noninterest income                                   3,306,665         4,237,232         2,881,484
                                                                  -----------        ----------        ----------

Noninterest expense:
   Salaries and employee benefits                                   4,502,096         4,531,202         3,399,859
   Occupancy                                                          851,325           598,632           533,378
   Data processing                                                    441,995           332,438           261,397
   Advertising                                                        359,607           282,103           123,707
   Federal insurance premiums                                          70,150            72,422            81,428
   Other                                                            1,873,340         1,790,501         1,304,296
                                                                  -----------        ----------        ----------

         Total noninterest expense                                  8,098,513         7,607,298         5,704,065
                                                                  -----------        ----------        ----------

         Income before income tax expense                           1,890,454         1,836,927         2,016,834

Income tax expense                                                    738,544           707,647           777,668
                                                                  -----------        ----------        ----------

         Net income                                               $ 1,151,910         1,129,280         1,239,166
                                                                  ===========        ==========        ==========

Earnings per share:
   Basic                                                          $      0.50              0.48              0.51
   Diluted                                                               0.49              0.47              0.51
                                                                  ===========        ==========        ==========


See accompanying notes to consolidated financial statements.

                                        EQUALITY BANCORP, INC. AND SUBSIDIARIES

                                    Consolidated Statements of Stockholders' Equity

                                       Years ended March 31, 2000, 1999, and 1998

                                                                                              UNEARNED
                                                                  ACCUMULATED                 EMPLOYEE
                                                                   OTHER COM-                   STOCK      UNAMORTIZED    TOTAL
                      COMMON STOCK       ADDITIONAL                PREHENSIVE                 OWNERSHIP    RESTRICTED     STOCK
                  --------------------    PAID-IN      RETAINED      INCOME        TREASURY      PLAN        STOCK       HOLDERS'
                    SHARES     AMOUNT     CAPITAL      EARNINGS      (LOSS)         STOCK       SHARES       AWARDS       EQUITY
                  ---------  ---------   ----------   ----------   -----------   ----------   -----------  -----------  ----------
Balance,
 March 31, 1997     836,400  $ 836,400    2,768,548    9,674,676     (509,523)           --     (135,840)         --    12,634,261
Net income               --         --           --    1,239,166           --            --           --          --     1,239,166
Net proceeds
 from sale of
 common stock
 of  Equality
 Bancorp, Inc.    1,322,500     13,225   12,297,206           --           --            --   (1,198,060)         --    11,112,371
Cancellation
 of Equality
 Savings and
 Loan
 Association,
 F.A. common
 stock owned by
 First Missouri
 Financial,
 M.H.C.            (445,000)  (445,000)     445,000           --           --            --           --          --            --
Cancellation
 of Equality
 Savings and
 Loan Association,
 F.A. common stock
 owned by minority
 stockholders      (391,400)  (391,400)     391,400           --           --            --           --          --            --
Issuance of
 common stock of
 Equality Bancorp,
 Inc. to minority
 stockholders of
 Equality Savings
 and Loan
 Association,
 F.A.             1,163,402     11,634      (11,634)          --           --            --           --          --            --
Capital
contribution
 from First
 Missouri
 Financial,
 M.H.C.                  --         --           --       50,000           --            --           --          --        50,000
Exercise of
 stock options       19,953        200       68,716           --           --            --           --          --        68,916
Tax benefit
 of stock
 options
 exercised               --         --       10,328           --           --            --           --          --        10,328
Amortization of
 ESOP awards             --         --       27,677           --           --            --       56,796          --        84,473
Dividend
 declared
 on nonmutual
 holding
 company
 owned common
 stock at
 $.34 per share          --         --           --     (128,322)          --            --           --          --      (128,322)
Dividend
 declared
 on common
 stock of
 Equality
 Bancorp,
 Inc.at
 $.06 per
 share                   --         --           --     (141,120)          --            --           --          --      (141,120)
Other
 comprehensive
 income
 (loss),
 net of tax              --         --           --           --      907,742            --           --          --       907,742
                  ---------  ---------   ----------   ----------   ----------    ----------   ----------    --------    ----------

Balance,
 March 31,
 1998             2,505,855     25,059   15,997,241   10,694,400      398,219            --   (1,277,104)         --    25,837,815
Net income               --         --          --     1,129,280           --            --           --          --     1,129,280
Exercise of
 stock options       13,938        139       60,594           --           --            --           --          --        60,733
Tax benefit
 of stock
 options
 exercised               --         --        4,247           --           --            --           --          --         4,247
Purchase of
 stock for
 restricted
 stock awards            --         --           --           --           --            --           --    (739,456)     (739,456)
Purchase of
 treasury stock          --         --           --           --           --      (166,431)          --          --      (166,431)
Amortization
 of stock
 awards                  --         --           --           --           --            --           --     120,131       120,131
Amortization of
 ESOP awards             --         --       46,187           --           --            --      142,335          --       188,522
Dividend
 declared
 on common
 stock of
 Equality
 Bancorp, Inc.
 at $.24 per
 share                   --         --           --     (568,356)          --            --           --          --      (568,356)
Other
 comprehensive
 income (loss),
 net of tax              --         --           --           --     (258,755)           --           --          --      (258,755)
                  ---------  ---------   ----------   ----------   ----------    ----------   ----------    --------    ----------

Balance,
 March 31,
 1999             2,519,793     25,198   16,108,269   11,255,324      139,464      (166,431)  (1,134,769)   (619,325)   25,607,730
Net income               --         --           --    1,151,910           --            --           --          --     1,151,910
Exercise of
 stock options       24,301        243       81,818           --           --            --           --          --        82,061
Dividends paid
 on unvested
 stock awards            --         --       14,184           --           --            --           --          --        14,184
Purchase of
 treasury
 stock                   --         --           --           --           --    (1,067,368)          --          --    (1,067,368)
Amortization
 of stock
 awards                  --         --           --           --           --            --           --     147,816       147,816
Amortization
 of ESOP
 awards                  --         --      (11,929)          --           --            --      144,905          --       132,976
Dividend
 declared
 on common
 stock of
 Equality
 Bancorp, Inc.
 at $.24 per
 share                   --         --           --     (557,785)          --            --           --          --      (557,785)
Other
 comprehensive
 income (loss),
 net of tax              --         --           --           --   (5,586,522)           --           --          --    (5,586,522)
                  ---------  ---------   ----------   ----------   ----------    ----------   ----------    --------    ----------

Balance,
 March 31,
 2000             2,544,094  $  25,441   16,192,342   11,849,449   (5,447,058)   (1,233,799)    (989,864)   (471,509)   19,925,002
                  =========  =========   ==========   ==========   ==========    ==========   ==========    ========    ==========


See accompanying notes to consolidated financial statements.

                                        EQUALITY BANCORP, INC. AND SUBSIDIARIES

                                         Consolidated Statements of Cash Flows

                                       Years ended March 31, 2000, 1999, and 1998


                                                                             2000           1999            1998
                                                                         ------------   ------------    ------------
Cash flows from operating activities:
   Net income                                                            $  1,151,910      1,129,280       1,239,166
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization:
            Office properties and equipment                                   441,029        237,834         272,470
            Real estate investments                                                --          7,508          11,261
            Premiums and discounts, net                                    (1,266,977)      (366,626)         26,339
            Mortgage servicing rights                                         632,055        680,338         383,812
            Stock awards                                                      147,816        120,131              --
         (Increase) decrease in accrued interest receivable                  (726,157)      (291,773)         52,687
         Provision for losses on loans                                             --             --         115,513
         Gain on sale of mortgage loans                                      (771,172)    (2,673,260)     (1,722,985)
         Increase (decrease) in valuation reserve on loans held for sale           --        (10,517)         53,652
         Gain on sale of mortgage servicing rights                           (451,298)            --              --
         Gain on sale of real estate                                               --       (148,391)         (1,154)
         Gain (loss) on the sale of investment and mortgage-backed
          securities available for sale, net                                   43,016       (166,388)        (41,044)
         (Decrease) increase in accrued interest payable on
          savings deposits                                                    (52,569)        66,077            (396)
         Change in income taxes payable                                        72,980       (492,604)        596,329
         Equity in loss of joint venture                                           --         54,430          44,109
         Other, net                                                          (815,950)    (2,429,385)      2,735,473
   Origination and purchases of loans held for sale                       (87,659,092)  (177,318,757)   (115,459,407)
   Proceeds from sales of loans held for sale                              92,810,614    187,521,731     107,056,970
                                                                         ------------   ------------    ------------

               Net cash provided by (used in) operating activities          3,556,205      5,919,628      (4,637,205)
                                                                         ------------   ------------    ------------

Cash flows from investing activities:
   Net (increase) decrease in loans receivable                            (19,418,651)    10,711,331      (2,546,296)
   Decrease in interest-bearing deposits                                      887,000        293,000       2,441,744
   Principal repayments on investment securities
      available for sale                                                       13,742         40,641              --
   Principal repayments on mortgage-backed securities
      available for sale                                                   18,301,427     33,071,367       3,134,164
   Proceeds from maturities of investment securities
      available for sale                                                   21,190,000     67,770,704      66,524,057
   Proceeds from the sale of investment securities
      available for sale                                                   27,014,541     41,459,748      50,716,621
   Proceeds from the sale of mortgage-backed securities
      available for sale                                                   10,517,271     26,459,805      10,035,942
   Proceeds from maturities of investment securities
      held to maturity                                                             --      2,000,000       2,250,000
   Purchase of investment securities available for sale                   (91,934,130)  (120,808,643)   (114,672,471)
   Purchase of mortgage-backed securities available for sale               (5,300,430)   (92,917,447)    (56,569,108)
   Net increase in mortgage servicing rights                                 (181,181)    (1,322,372)       (708,134)
   Proceeds from the sale of mortgage servicing rights                        206,287             --              --
   Proceeds from the sale of real estate acquired
      through foreclosure                                                          --             --          83,995
   Proceeds from the sale of real estate held for  investment                      --        344,290              --
   Decrease in joint venture borrowings                                            --        649,047          13,865
   Purchase of stock in FHLB                                               (1,076,000)    (1,711,100)     (1,850,000)
   Purchase of office properties and equipment, net                          (924,787)    (1,114,904)     (2,913,166)
                                                                         ------------   ------------    ------------

               Net cash used in investing activities                      (40,704,911)   (35,074,533)    (44,058,787)
                                                                         ------------   ------------    ------------

Cash flows from financing activities:
   Net increase (decrease) in savings deposits                             11,931,418      9,652,450      (3,681,578)
   Proceeds from FHLB advances                                             30,000,000     36,500,000     106,500,000
   Repayment of FHLB advances                                                (443,641)   (10,315,733)    (65,500,000)
   Proceeds from other borrowed money                                              --        147,089         565,730
   Repayment of other borrowed money                                         (131,249)            --        (135,840)
   (Decrease) increase in advance payments by borrowers
      for taxes and insurance                                                 (33,834)       (36,316)         19,174
   Cash dividends paid                                                       (557,785)      (568,356)       (269,442)
   Proceeds from sale of common stock                                              --             --      11,112,371
   Capital contribution from First Missouri Financial, M.H.C.                      --             --          50,000
   Proceeds from exercise of stock options                                     82,061         60,733          68,916
   Purchase of stock for restricted stock awards                                   --       (739,456)             --
   Purchase of treasury stock                                              (1,067,368)      (166,431)             --
                                                                         ------------   ------------    ------------

               Net cash provided by financing activities                   39,779,602     34,533,980      48,729,331
                                                                         ------------   ------------    ------------

               Net increase in cash and cash equivalents                    2,630,896      5,379,075          33,339

Cash and cash equivalents, beginning of year                                6,449,613      1,070,538       1,037,199
                                                                         ------------   ------------    ------------

Cash and cash equivalents, end of year                                   $  9,080,509      6,449,613       1,070,538
                                                                         ============   ============    ============

Supplemental disclosure of cash flow information:
   Interest paid                                                         $ 14,329,859     12,285,351       9,725,778
   Income taxes paid                                                          680,660      1,030,012          75,958
   Noncash transfers of loans to real estate
      acquired through foreclosure                                                 --             --          19,674
                                                                         ============   ============    ============


See accompanying notes to consolidated financial statements.

                                        EQUALITY BANCORP, INC. AND SUBSIDIARIES

                                 Consolidated Statements of Comprehensive Income (Loss)

                                       Years ended March 31, 2000, 1999, and 1998


                                                                         2000               1999              1998
                                                                     -----------         ---------         ---------
Net income                                                           $ 1,151,910         1,129,280         1,239,166
Other comprehensive income (loss):
   Net unrealized gain (loss) on investment and mortgage-
      backed securities available for sale, net of tax                (5,612,762)         (157,258)          932,779
   Less adjustment for loss (gain) on sale of investment
      and mortgage-backed securities available for sale
      realized in net income, net of tax (credit) of $(16,776),
      $64,891, and $16,007 in 2000, 1999, and 1998,
      respectively                                                        26,240          (101,497)          (25,037)
                                                                     -----------         ---------         ---------

            Total other comprehensive income (loss)                   (5,586,522)         (258,755)          907,742
                                                                     -----------         ---------         ---------

Comprehensive income (loss)                                          $(4,434,612)          870,525         2,146,908
                                                                     ===========         =========         =========


See accompanying notes to consolidated financial statements.

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 2000 and 1999


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

          On December 28, 1999, the Bank converted from a federally chartered savings and loan association, regulated by the Office of Thrift Supervision (OTS), to a state chartered savings bank, regulated by the Missouri Division of Finance and the Federal Deposit Insurance Corporation. Equality, a unitary thrift holding company, remains regulated by the OTS.

          BUSINESS

          Equality provides a full range of banking services to individual and corporate customers from its home office and five branch locations in the St. Louis area. In addition, Equality provides mortgage lending services from two additional locations. Equality is subject to competition from other financial institutions, is subject to the regulations of certain regulatory agencies, and undergoes periodic examinations by those regulatory authorities.

                                      53                         (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 2000 and 1999


          BASIS OF FINANCIAL STATEMENT PRESENTATION

          The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In the normal course of business, Equality encounters two significant types of risk: economic and regulatory. Economic risk is comprised of interest rate risk, credit risk and market risk. Equality is subject to interest rate risk to the degree that its interest-bearing liabilities reprice on a different basis than its interest-earning assets. Credit risk is the risk of default on Equality's loan and investment portfolios that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable, the value of Equality's investment in real estate, and the value of Equality's investment securities.

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

          PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Equality Bancorp, Inc. and its wholly-owned subsidiary, Equality Savings Bank. Equality Savings Bank has two wholly-owned subsidiaries, Equality Commodity Corporation (ECC) and Equality Mortgage Corporation (EMC). All significant intercompany accounts and transactions have been eliminated in consolidation.

          ECC operates under the name of Equality Insurance Agency and Flood Information Specialists and is a wholly-owned subsidiary of ESB. ECC's services and activities include sales of multiple lines of insurance to the general public and the issuance of flood plain certificates. EMC operates as a mortgage banker and is a wholly-owned subsidiary of ESB.

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

                                      54                         (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 2000 and 1999


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

          EMC derives income primarily from the origination and subsequent sale of mortgage loans and from the servicing of mortgage loans. EMC recognizes the fees charged as income upon receipt of proceeds from the sale of the mortgage from the investor. Mortgages are sold at such times as management deems appropriate. EMC's activities are performed primarily in the St. Louis metropolitan area.

          EMC capitalizes the cost of originated mortgage servicing rights retained as assets. The cost of the mortgage servicing rights is being amortized over periods ranging up to eight years using the straight-line method. A valuation allowance is established when the carrying value of the mortgage servicing rights exceeds the fair value.

          The allowance for loan losses is increased by provisions charged to expense and is reduced by loan charge-offs, net of recoveries. Management utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses. Management's approach, which provides for general and specific valuation allowances, considers numerous factors including general economic conditions, loan portfolio composition, prior loss experience, independent appraisals and such other factors which, in management's judgment, deserve current recognition in estimating loan losses. Management believes the allowance for loan losses is adequate to absorb probable losses in the loan portfolio. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require Equality to increase the allowance for loan losses based on their judgment about information available to them at the time of their examination.

          PREMIUMS AND DISCOUNTS

          Premiums and discounts on investment securities, mortgage-backed securities and purchased loans and unearned discounts on property improvement loans are amortized using the interest method over the period to maturity, adjusted for anticipated prepayments.

                                      55                         (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 2000 and 1999


          FUNDS HELD FOR INVESTORS

          EMC holds funds belonging to investors in separate bank accounts which are offset by liabilities for escrow and other fiduciary funds. These funds and the related liabilities are not included in the consolidated balance sheets. These amounts totaled $3,004,227 and $2,931,756 at March 31, 2000 and 1999, respectively.

          At March 31, 2000 and 1999, escrow funds related to loans serviced by EMC for ESB totaled $565,420 and $537,434, respectively, and are included in savings deposits in the consolidated balance sheets.

          INVESTMENT IN REAL ESTATE

          Investment in real estate includes real estate held for investment and real estate acquired through foreclosure.

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

                                      56                         (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 2000 and 1999


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

          RECLASSIFICATIONS

          Certain reclassifications of 1999 and 1998 information have been made to conform with the 2000 presentation. Such reclassifications have no effect on previously reported net income.

          EARNINGS PER SHARE

          Basic earnings per share was computed based upon weighted average common shares outstanding of 2,328,762, 2,371,240, and 2,414,131 for 2000, 1999, and 1998, respectively. Diluted earnings per share was computed based upon weighted average common shares and dilutive potential common shares outstanding of 2,349,442, 2,404,607, and 2,443,395 for 2000, 1999, and 1998, respectively. Stock options are the only dilutive potential common shares.

          Earnings per share information for 1998 has also been adjusted to reflect the Conversion and the exchange of each share of common stock of Equality Savings and Loan Association, F.A. for 2.9724 shares of Equality's common stock. Only ESOP shares committed to be released are considered outstanding for purposes of computing earnings per share. ESOP shares totaling 78,499, 61,621, and 45,014 are considered outstanding for earnings per share calculation purposes at March 31, 2000, 1999, and 1998, respectively.

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

                                      57                         (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 2000 and 1999


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

(2)  REGULATORY CAPITAL

     As a result of ESB's charter change on December 28, 1999 from a federally-chartered thrift to a state-chartered savings bank, ESB is required to maintain specific amounts of regulatory capital under federal regulations. The capital regulations require institutions to have Tier 1 leverage capital equal to 4.0% of adjusted total assets (as defined by regulation), a minimum Tier 1 risk-based capital ratio of 4.0% of risk-based total assets, and a total risk-based capital ratio of 8.0% of risk-based assets (as defined by regulation). The risk-based capital requirement is calculated based on the credit risk presented by both on-balance-sheet assets and off-balance-sheet commitments and obligations. Assets are assigned a credit-risk weighting based upon their relative risk ranging from 0% for assets backed by the full faith and credit of the United States or that pose no credit risk to the institution to 100% for assets such as delinquent or repossessed assets.

     ESB is also subject to the regulatory framework for prompt corrective action as established by the Federal Deposit Insurance Corporation Improvement Act (FDICIA). To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. At March 31, 2000, ESB is considered well capitalized.

     The actual and required capital amounts and ratios for ESB as of March 31, 2000 are as follows:

                                                                       2000
                                        -----------------------------------------------------------------
                                                                                           TO BE WELL
                                                                                        CAPITALIZED UNDER
                                                                    CAPITAL             PROMPT CORRECTIVE
                                             ACTUAL               REQUIREMENTS          ACTION PROVISION
                                        -----------------       -----------------       -----------------
                                        AMOUNT      RATIO       AMOUNT      RATIO       AMOUNT      RATIO
                                        =======     =====       =======     =====       =======     =====
                                                              (dollars in thousands)
      Total capital
         (to risk-weighted assets)      $24,508     15.17%      $12,928     8.00%       $16,160     10.00%

      Tier I capital
         (to risk-weighted assets)       24,144     14.94         6,464     4.00          9,696       6.00

      Tier I capital
         (to adjusted average assets)    24,144      7.27        13,292     4.00         16,615      5.00
                                        =======     =====       =======     ====        =======     =====

     Management believes that under current regulations, ESB will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of ESB could adversely affect future earnings and as a result, the ability of ESB to meet its future minimum capital requirements.

                                      58                         (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 2000 and 1999


     As a result of the FDIC's first regular examination following ESB's conversion from a federally-chartered savings and loan association to a state-chartered savings bank on December 28, 1999, ESB entered into a Memorandum of Understanding (MOU) with the FDIC and the Missouri Division of Finance (Division) on June 26, 2000. By signing the MOU, ESB has agreed to take certain actions in response to concerns raised by the FDIC. The MOU addresses: (1) the Board of Directors of ESB to assess ESB's management and staffing needs to ensure proper supervision of ESB's affairs; (2) ESB to review its earnings performance, to develop a written plan to improve earnings performance, and to prepare a revised 2001 budget reflecting remedial actions to improve ESB's earnings; (3) ESB to implement a suitable method for measuring and monitoring ESB's interest rate risk, establish interest rate risk parameters and provide for independent review of the validity of the assumptions, data and results of the method used; (4) ESB to develop a written funds management policy overseen by an Asset/Liability Committee, the membership of which shall include non-officer director representation and which shall report to the Board of Directors, and to establish goals and strategies for managing or improving ESB's interest rate risk profile; (5) ESB to maintain a Tier I Leverage Ratio of not less than 7% while the MOU is in effect; (6) ESB to refrain from declaring or paying any dividends and/or management fees to Equality without prior written regulatory approval; (7) ESB to present to the FDIC and the Division periodic updates concerning ESB's asset growth objectives, particularly in light of capital and liquidity needs; (8) ESB to provide a revised investment policy, modify certain investment practices and ensure the policy is implemented and followed; (9) ESB to develop an internal audit program and appoint an internal auditor who shall report to the Board of Directors; (10) ESB to take steps to correct and/or eliminate regulatory violations cited by the FDIC and the Division; (11) ESB to implement procedures to address regulatory concerns regarding the retail sale of nondeposit investment products by ESB; and (12) ESB to submit periodic progress reports to the FDIC and the Division regarding ESB's compliance with the MOU.

     The MOU is not a formal supervisory action by the FDIC, but is an enforceable action. Failure to comply with the MOU can lead to enforcement action. ESB believes that it can comply with the MOU and is currently taking the necessary steps to do so. Compliance with the MOU is not expected to have a materially adverse impact on the operations or the financial condition of ESB or Equality. The MOU will remain in effect until terminated by the Kansas City Regional Director of the FDIC.

     At March 31, 1999, ESB was subject to the capital regulations of the OTS which, as a result of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA), require savings institutions to have minimum tangible capital equal to 1.5% of total adjusted assets, a minimum 3% leverage (core capital) ratio, and an 8% risk-based capital ratio. The risk-based capital requirement is calculated based on the credit risk presented by both on-balance-sheet assets and off-balance-sheet commitments and obligations. Assets are assigned a credit-risk weighting based upon their relative risk ranging from 0% for assets backed by the full faith and credit of the United States or that pose no credit risk to the institution to 100% for assets such as delinquent or repossessed assets. As of March 31, 1999, ESB met all OTS capital requirements.

                                      59                         (Continued)

                                      EQUALITY BANCORP, INC. AND SUBSIDIARIES

                                    Notes to Consolidated Financial Statements

                                           March 31, 2000 and 1999

                                                                       1999
                                        ------------------------------------------------------------------
                                                                                           TO BE WELL
                                                                     MINIMUM             CAPITALIZED FOR
                                                                 FOR OTS CAPITAL        PROMPT CORRECTIVE
                                              ACTUAL            ADEQUACY PURPOSES       ACTION PROVISIONS
                                        ------------------      ------------------      ------------------
                                        RATIO       AMOUNT      RATIO       AMOUNT      RATIO       AMOUNT
                                        -----       ------      -----       ------      -----       ------
                                                              (dollars in thousands)
      Stockholders' equity ratio
         to total assets                 8.51%     $ 24,290
      Unrealized gain on
         investment and
         mortgage-backed
         securities available
         for sale, net of tax                          (139)
                                        -----      --------
      Tangible capital, and ratio
         to adjusted total assets        8.39        24,151     1.50%       $4,319
      Tier I (core) capital, and
         ratio to adjusted assets        8.39        24,151     3.00         8,637       5.00%      $14,395
      Tier I capital, and ratio to
         risk-weighted assets           24.77        24,151                              6.00         5,849
      Allowance for loan losses
         (general valuation
         allowance                                      366
                                        -----      --------
                                        25.15%     $ 24,517     8.00         7,799      10.00         9,748
                                        =====      ========
      Total assets                                 $288,129

      Adjusted total assets                         287,900

      Risk-weighted assets                           97,483
                                                   ========

                                      60                         (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 2000 and 1999


(3)   INVESTMENT SECURITIES

      The amortized cost and fair value of investment securities classified as available for sale at March 31, 2000 and 1999 are as follows:

                                                                 2000
                                       --------------------------------------------------------
                                                         GROSS          GROSS
                                         AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                           COST          GAINS          LOSSES         VALUE
                                       ------------    ----------     ----------    -----------
      U.S. Government and agency
         obligations                   $ 68,716,508      33,780       3,944,668      64,805,620
      Corporate obligations              58,012,955          --       2,330,763      55,682,192
                                       ------------      ------       ---------     -----------
            Total debt securities       126,729,463      33,780       6,275,431     120,487,812

      Marketable equity securities           87,730          --              --          87,730
                                       ------------      ------       ---------     -----------
                                       $126,817,193      33,780       6,275,431     120,575,542
                                       ============      ======       =========     ===========

     Included in corporate obligations at March 31, 2000 is a $2,000,000 corporate security, with a fair value of $1,060,000 at March 31, 2000 and a maturity date of March 15, 2003, which was investment grade when originally purchased but has been subsequently downgraded below investment grade due to restructurings of the debt issuer and an accumulation of debt in the aggressive acquisition of businesses; however, the security continues to meet its interest payment obligations. Management believes the decline in fair value of this security is temporary. Equality has the ability and it is management's intent to hold this security until maturity.

                                                                 1999
                                       --------------------------------------------------------
                                                          GROSS         GROSS
                                         AMORTIZED      UNREALIZED    UNREALIZED       FAIR
                                           COST           GAINS         LOSSES         VALUE
                                       ------------     ----------    ----------    -----------
      U.S. Government and agency
         obligations                   $ 59,922,329       663,274       85,362      60,500,241
      Corporate obligations              21,068,452         4,558       25,642      21,047,368
                                       ------------       -------      -------      ----------
            Total debt securities        80,990,781       667,832      111,004      81,547,609

      Marketable equity securities           87,730            --           --          87,730
                                       ------------       -------      -------      ----------
                                       $ 81,078,511       667,832      111,004      81,635,339
                                       ============       =======      =======      ==========

                                      61                         (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 2000 and 1999


     The amortized cost and fair value of debt securities classified as available for sale at March 31, 2000, by contractual maturity, are as follows:

                                                                     AMORTIZED          FAIR
                                                                       COST             VALUE
                                                                   ------------      -----------
      Due in one year or less                                      $  4,213,761        4,181,558
      Due after one year through five years                          56,419,506       54,184,533
      Due after five years through ten years                         40,434,621       38,889,389
      Due after ten years                                            25,661,575       23,232,332
                                                                   ------------      -----------
                                                                   $126,729,463      120,487,812
                                                                   ============      ===========

     Proceeds from sales of investment securities during 2000, 1999, and 1998 were approximately $27.0 million, $41.5 million, and $50.7 million, respectively. During 2000, 1999, and 1998, gross gains of $38,662, $179,282, and $391,171, respectively, and gross losses of $85,108, $-0-, and $266,974, respectively, were recognized on these sales.

     The amortized cost and fair value of investment securities classified as held to maturity at March 31, 2000 and 1999 are as follows:

                                                          GROSS         GROSS
                                         AMORTIZED      UNREALIZED    UNREALIZED       FAIR
                                           COST           GAINS         LOSSES         VALUE
                                       ------------     ----------    ----------    -----------
      U.S. Government and agency
         obligations:
            2000                        $ 600,000          --           52,000        548,000
            1999                          600,000          --           69,000        531,000
                                       ==========       ========        ======        =======

     The investment security classified as held to maturity at March 31, 2000 matures on July 30, 2003.

                                      62                         (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 2000 and 1999


(4)   MORTGAGE-BACKED SECURITIES

     The amortized cost and fair value of mortgage-backed securities classified as available for sale at March 31, 2000 and 1999 are as follows:

                                                                 2000
                                       --------------------------------------------------------
                                                          GROSS         GROSS
                                         AMORTIZED      UNREALIZED    UNREALIZED       FAIR
                                           COST           GAINS         LOSSES         VALUE
                                       ------------     ----------    ----------     ----------
      FNMA                            $ 37,872,779         --         1,532,626      36,340,153
      FHLMC                             12,108,350         --           422,130      11,686,220
      GNMA                              16,844,498         --           733,197      16,111,301
                                      ------------      --------      ---------      ----------
                                      $ 66,825,627         --         2,687,953      64,137,674
                                      ============      ========      =========      ==========

      Weighted average interest rate at March 31   6.68%
                                                   ====

                                                                 1999
                                       --------------------------------------------------------
                                                          GROSS         GROSS
                                         AMORTIZED      UNREALIZED    UNREALIZED       FAIR
                                           COST           GAINS         LOSSES         VALUE
                                       ------------     ----------    ----------     ----------
      FNMA                            $ 49,511,993        84,140       231,294       49,364,839
      FHLMC                             17,203,265         8,191        91,914       17,119,542
      GNMA                              24,423,724        51,481       148,803       24,326,402
                                      ------------       -------       -------       ----------
                                      $ 91,138,982       143,812       472,011       90,810,783
                                      ============       =======       =======       ==========

      Weighted average interest rate at March 31   6.28%
                                                   ====

     The amortized cost and fair value of mortgage-backed securities classified as available for sale at March 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers have the right to prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                     AMORTIZED         FAIR
                                                                       COST            VALUE
                                                                    -----------      ----------
      Due in one year or less                                       $    29,253          28,933
      Due after one year through five years                           3,930,427       3,764,578
      Due after five years through ten years                          5,644,233       5,439,493
      Due after ten years                                            57,221,714      54,904,670
                                                                    -----------      ----------
                                                                    $66,825,627      64,137,674
                                                                    ===========      ==========

                                      63                         (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 2000 and 1999

     Proceeds from the sale of mortgage-backed securities during 2000, 1999, and 1998 were approximately $10.5 million, $26.5 million, and $10.0 million, respectively. During 2000, 1999, and 1998, gross gains of $40,012, $32,802, and $5,880, respectively, and gross losses of $36,600,
     $45,696, and $89,033, respectively, were recognized on these sales.

(5)   LOANS RECEIVABLE

      Loans receivable are summarized as follows:

                                                                         2000           1999
                                                                     ------------    ----------
      Loans secured by real estate:
         Residential:
            One- to four-family:
               Conventional                                          $ 68,183,215    54,525,316
                  FHA and VA                                           10,758,016    10,629,163
            Multifamily                                                 1,342,797     1,429,600
         Commercial                                                     4,096,761     4,381,981
         Loans held for sale                                            2,640,972     7,021,322
                                                                     ------------    ----------
                  Total loans secured by real estate                   87,021,761    77,987,382

      Commercial business                                              14,475,913     9,642,046
      Loans secured by savings deposits                                   256,856       254,014
      Property improvement                                              1,633,263     1,481,520
      Automobiles                                                       1,762,952     1,042,031
      Other                                                               562,905       267,739
                                                                     ------------    ----------
                  Total loans                                         105,713,650    90,674,732
      Less:
         Deferred loan fees, net                                           20,809        25,086
         Unearned discounts                                                13,065         4,999
         Allowance for loan losses                                        364,047       366,032
         Valuation reserve on loans held for sale                              --        47,938
                                                                     ------------    ----------
                                                                     $105,315,729    90,230,677
                                                                     ============    ==========
      Weighted average interest rate at March 31                             7.77%         7.63%
                                                                     ============    ==========

     Adjustable rate mortgages at March 31, 2000 and 1999 totaled approximately $44.3 million and $39.0 million, respectively.

                                      64                         (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 2000 and 1999


     At March 31, 2000 and 1999, loans secured by real estate contractually delinquent 90 days or more totaled $626,484 and $700,889, respectively. Of these amounts, $387,879 and $485,574, respectively, were insured by the Federal Housing Administration or guaranteed by the Veterans Administration. No loans were deemed by management to be impaired at March 31, 2000, 1999 or 1998.

     EMC had no commitments to sell loans at March 31, 2000 and $9.0 million in commitments to sell loans at March 31, 1999.

     Loans serviced by EMC at March 31, 2000, 1999, and 1998 were
     $334,391,036, $369,247,163 and $340,054,031, respectively.  Of these amounts, $249,382,195, $297,751,904 and $254,415,299 were serviced for unaffiliated institutions at March 31, 2000, 1999 and 1998, respectively.

     Activity in the allowance for loan losses is summarized as follows:

                                                        2000           1999           1998
                                                      ---------       -------        -------
      Balance, beginning of year                      $ 366,032       374,200        283,000
      Provision charged to expense                           --            --        115,513
      Charge-offs                                        (3,206)       (8,168)       (24,313)
      Recoveries                                          1,221            --             --
                                                      ---------       -------        -------
      Balance, end of year                            $ 364,047       366,032        374,200
                                                      =========       =======        =======

     Following is a summary of activity for 2000 of loans made to executive officers and directors or to entities in which such individuals had beneficial interest. Such loans were made in the normal course of business on substantially the same terms, including interest and collateral requirements, as those prevailing at the same time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present unfavorable features.

           Balance at March 31, 1999                     $ 1,429,747
           New loans and advances                            296,650
           Payments received                                (159,504)
                                                         -----------
           Balance at March 31, 2000                     $ 1,566,893
                                                         ===========

                                      65                         (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 2000 and 1999


(6)   MORTGAGE SERVICING RIGHTS

      The activity in mortgage servicing rights is summarized as follows:

                                                         2000          1999           1998
                                                      -----------    ---------      ---------
      Mortgage servicing rights:
         Balance at beginning of year                 $ 1,689,595      977,433        592,444
         Purchases                                        466,253           --             --
         Originated                                       290,858    1,392,501        768,801
         Amortization                                    (632,055)    (680,339)      (383,812)
         Sales                                           (540,883)          --             --
                                                      -----------    ---------      ---------
         Balance at end of year, before allowance       1,273,768    1,689,595        977,433
                                                      -----------    ---------      ---------
      Allowance for impairment of mortgage
        servicing rights:
         Balance at beginning of year                    (209,964)    (139,836)       (66,022)
         Reductions (additions)                           209,964      (70,128)       (73,814)
                                                      -----------    ---------      ---------
         Balance at end of year                                --     (209,964)      (139,836)
                                                      -----------    ---------      ---------
         Mortgage servicing rights, net               $ 1,273,768    1,479,631        837,597
                                                      ===========    =========      =========
         Fair value of mortgage servicing rights      $ 2,654,000    2,597,000      1,513,000
                                                      ===========    =========      =========

     The fair value was estimated based on quoted market prices for mortgage servicing rights of a similar nature. Note rate and loan type are the predominant characteristics used to evaluate the carrying and fair value of the capitalized mortgage servicing rights.

(7)   OFFICE PROPERTIES AND EQUIPMENT

      Office properties and equipment are summarized as follows:

                                                                         2000          1999
                                                                     ------------    ---------
      Land                                                           $  1,885,358    1,583,358
      Office buildings and improvements                                 5,070,900    4,427,565
      Furniture and equipment                                           2,820,069    2,449,769
      Automobiles                                                          63,365       63,365
      Property held for future expansion                                  742,726    1,133,574
                                                                     ------------    ---------
                                                                       10,582,418    9,657,631

      Less accumulated depreciation and amortization                    3,647,303    3,206,274
                                                                     ------------    ---------
                                                                     $  6,935,115    6,451,357
                                                                     ============    =========

      Depreciation and amortization expense for 2000, 1999, and 1998 was $441,029, $237,834, and $272,470, respectively.

                                      66                         (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 2000 and 1999


      ESB is obligated under a certain noncancellable lease on a property which expires on April 8, 2009. The future minimum lease payments under this lease total $90,000 per year for the next 9 years.

(8)   ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

      Accrued interest receivable and other assets are summarized as follows:

                                                                         2000          1999
                                                                     -----------     ---------
      Accrued interest receivable:
         Loans receivable                                            $   611,426       461,779
         Interest-bearing deposits                                            --         4,008
         Investment securities                                         1,605,505       927,600
         Mortgage-backed securities                                      497,096       594,483
                                                                     -----------     ---------
            Total accrued interest receivable                          2,714,027     1,987,870

      Accounts receivable                                              1,090,011       296,977
      Prepaid expenses                                                   233,022       164,946
      Other                                                              360,819       275,827
                                                                     -----------     ---------
                                                                     $ 4,397,879     2,725,620
                                                                     ===========     =========

(9)   SAVINGS DEPOSITS

      Savings deposits are summarized as follows:

                                                          2000                                1999
                                        ------------------------------------    -------------------------------------
                                                        WEIGHTED                                WEIGHTED
                                                        AVERAGE      PERCENT                    AVERAGE       PERCENT
                                                        INTEREST     OF TOTAL                   INTEREST      OF TOTAL
                                           AMOUNT         RATE       SAVINGS       AMOUNT         RATE        SAVINGS
                                        -------------   --------     -------    -------------   --------      -------
      Demand deposits:
         Checking                       $  19,054,570     1.23%        13.6%    $  16,082,858     1.13%         12.5%
         Passbook savings                  20,073,849     2.51         14.2        20,766,651     2.51          16.1
         Money market                      12,459,248     4.34          8.8         8,236,660     4.31           6.4
                                        -------------     ----        -----     -------------     ----         -----
      Total demand deposits                51,587,667     2.44         36.6        45,086,169     2.34          35.0
                                        -------------     ----        -----     -------------     ----         -----
      Certificates of deposit:
         Negotiated rate
            ($100,000 or more)              1,598,807     5.84          1.1         2,111,581     5.79           1.6
         Other                             87,698,770     5.51         62.3        81,756,076     5.45          63.4
                                        -------------     ----        -----     -------------     ----         -----
      Total certificates of
         deposit                           89,297,577     5.52         63.4        83,867,657     5.46          65.0
                                        -------------     ----        -----     -------------     ----         -----
                                        $ 140,885,244     4.39%       100.0%    $ 128,953,826     4.37%        100.0%
                                        =============     ====        =====     =============     ====         =====

                                      67                         (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 2000 and 1999


      Certificates of deposit by interest rate ranges are as follows:

                                                  2000                          1999
                                       -------------------------     -------------------------
                                                        WEIGHTED                      WEIGHTED
                                                        AVERAGE                       AVERAGE
                                          AMOUNT          RATE          AMOUNT          RATE
                                       ------------     --------     ------------     --------
      3.00% to 3.99%                   $     16,680       3.00%      $     16,307       3.00%
      4.00% to 4.99%                     24,331,202       4.62         17,288,243       4.59
      5.00% to 5.99%                     35,357,419       5.48         49,392,324       5.40
      6.00% to 6.99%                     28,850,239       6.23         13,634,306       6.26
      7.00% to 7.99%                        164,269       7.00          2,981,837       7.00
      8.00% and greater                     577,768       9.74            554,640       9.75
                                       ------------       ----       ------------       ----
                                       $ 89,297,577       5.52%      $ 83,867,657       5.46%
                                       ============       ====       ============       ====

      Certificates of deposit at March 31, 2000 and 1999 are scheduled to mature as follows:

                                                  2000                          1999
                                       -------------------------     -------------------------
                                                        PERCENT                       PERCENT
                                          AMOUNT        OF TOTAL        AMOUNT        OF TOTAL
                                       ------------     --------     ------------     --------

      Within one year                  $ 34,466,576       38.6%      $ 46,478,826       55.4%
      Second year                        25,803,920       28.9         12,329,265       14.7
      Third year                         14,419,530       16.1          4,943,112        5.9
      Fourth year                         7,312,317        8.2         13,108,564       15.6
      Thereafter                          7,295,234        8.2          7,007,890        8.4
                                       ------------      -----       ------------      -----
                                       $ 89,297,577      100.0%      $ 83,867,657      100.0%
                                       ============      =====       ============      =====

      Interest expense on savings deposits by type is summarized as follows:

                                                          2000          1999           1998
                                                      -----------     ---------      ---------
      Checking and money market demand                $   648,195       431,004        342,468
      Passbook savings                                    522,725       506,352        663,498
      Certificates of deposit                           4,425,539     4,520,790      4,627,726
                                                      -----------     ---------      ---------
                                                      $ 5,596,459     5,458,146      5,633,692
                                                      ===========     =========      =========

                                      68                         (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 2000 and 1999


(10)  BORROWED MONEY

      Borrowed money at March 31, 2000 and 1999 is summarized as follows:

                                                  2000                          1999
                                      -------------------------     --------------------------
                                                       WEIGHTED                       WEIGHTED
                                                       AVERAGE                        AVERAGE
                                                       INTEREST                       INTEREST
                                          AMOUNT         RATE           AMOUNT          RATE
                                      -------------    --------     -------------     --------
      Note payable to bank            $   1,694,534      2.25%      $   1,825,783       2.25%
      Advances from the FHLB:
         Due in 2000                     76,000,000      6.08                  --         --
         Due in 2001                     25,000,000      6.88                  --         --
         Due in 2003, repaid                     --        --          71,000,000       5.35
         Due in 2008                     49,500,000      5.28          23,000,000       5.22
         Due in 2009, repaid                     --        --          26,500,000       5.22
         Due in 2013                       9,240,62      6.00           9,684,267       6.00
                                      -------------      ----       -------------       ----
                                      $ 161,435,160      5.91%      $ 132,010,050       5.35%
                                      =============      ====       =============       ====

      At March 31, 2000, callable advances at the FHLB, all of which are due in 2008, are as follows:

                  Presently callable            $         --
                  2001                            26,500,000
                  2002                                    --
                  2003                            23,000,000
                                                ------------
                                                $ 49,500,000
                                                ============

     The note payable to bank, which is tied to average collected funds of EMC on deposit at such bank, is due April 24, 2000. Investment securities with an amortized cost of $4,682,018 and a fair value of $4,048,447 secure the note payable to bank at March 31, 2000.

     FHLB advances are secured under a blanket agreement which assigns all FHLB stock, certain investment securities equal to 105% of the outstanding advances balance and mortgage loans equal to 130% of the outstanding advances balance. Investment securities with an amortized cost of $127,132,254 and a fair value of $119,544,754 are pledged to secure advances from the FHLB at March 31, 2000. ESB maintains a line of credit of approximately $12,332,000 available from the FHLB of Des Moines at March 31, 2000.

(11)  INCOME TAXES

     Prior to 1997, if certain conditions were met, savings and loan associations and savings banks were allowed special bad debt deductions in determining taxable income based on either specified experience formulas or on a percentage of taxable income before such deduction. Bad debt deductions in excess of actual losses were tax-preference items, and were subject to a minimum tax.

                                      69                         (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 2000 and 1999


     The special bad debt deduction accorded thrift institutions is covered under Section 593 of the Internal Revenue Code (IRC). On August 20, 1996, the Small Business Job Protection Act of 1996 (the Act) was signed into law. The Act included the repeal of certain portions of Section 593 effective for tax years beginning after December 31, 1995. As a result, ESB is no longer allowed a percentage method bad debt deduction. The repeal of the thrift reserve method generally requires thrift institutions to recapture into income the portion of tax bad debt reserves accumulated since 1987 (base year reserve). The recapture at ESB began in the tax year ended March 31, 1999 and will continue ratably through the tax year ending March 31, 2004. At March 31, 2000, ESB had bad debts deducted for tax purposes in excess of the base year reserve of approximately $163,000. ESB has recognized a deferred income tax liability on this amount.

     Certain events covered by IRC Section 593(e), which was not repealed, will trigger a recapture of the base year reserve. The base year reserve of thrift institutions would be recaptured if a thrift ceases to qualify as a "bank" for federal income tax purposes. The base year reserves of thrift institutions also remain subject to income tax penalty provisions which, in general, require recapture upon certain stock redemptions of, and excess distributions to, stockholders. At March 31, 2000, retained earnings included approximately $2.6 million of base year reserves for which no deferred federal income tax liability has been recognized.

     The composition of income tax expense for 2000, 1999, and 1998 is as follows:

                                                          2000           1999           1998
                                                       ---------       -------        -------
      Current:
         Federal                                       $ 737,870       499,690        613,427
         State                                            78,244        45,397         69,277
                                                       ---------       -------        -------
            Total current                                816,114       545,087        682,704

      Deferred                                           (77,570)      162,560         94,964
                                                       ---------       -------        -------
            Total income tax expense                   $ 738,544       707,647        777,668
                                                       =========       =======        =======

      Applicable income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate of 34% for the reasons noted in the table below:

                                                          2000           1999           1998
                                                       ---------       -------        -------
      Tax at statutory federal income tax rate         $ 642,754       624,555        685,724
      State income tax, net of federal tax benefit        51,641        29,962         45,723
      Other, net                                          44,149        53,130         46,221
                                                       ---------       -------        -------
                                                       $ 738,544       707,647        777,668
                                                       =========       =======        =======

                                      70                         (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 2000 and 1999


      The components of deferred tax assets and deferred tax liabilities at March 31, 2000 and 1999 were as follows:

                                                                        2000          1999
                                                                     -----------    ---------
      Deferred tax assets:
         Available for sale securities                               $ 3,482,546           --
         General loan loss allowance                                     135,134      135,871
         Deferred compensation                                            86,329       72,871
         Excess servicing gains                                            8,747       11,605
         Other                                                               890        1,553
                                                                     -----------    ---------
            Total deferred tax assets                                  3,713,646      221,900
                                                                     -----------    ---------
      Deferred tax liabilities:
         Tax depreciation in excess of that recorded for
           book purposes                                                 237,309      221,266
         FHLB stock dividends                                            154,162      154,162
         Allowance for loan losses in excess of base-year reserve         55,437       69,296
         Mortgage servicing rights                                       469,337      545,057
         Available for sale securities                                        --       89,165
         Other                                                            21,464       16,297
                                                                     -----------    ---------
            Total deferred tax liabilities                               937,709    1,095,243
                                                                     -----------    ---------
            Net deferred tax asset (liability)                       $ 2,775,937     (873,343)
                                                                     ===========    =========

      The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Equality will realize the benefits of these temporary differences at March 31, 2000 and, therefore, has not established a valuation reserve.

(12) EMPLOYEE STOCK OWNERSHIP PLAN, STOCK OPTION AND INCENTIVE PLAN, MANAGEMENT RECOGNITION PLAN, OFFICERS RETIREMENT PLAN AND 401(k) PLAN

      During 1993, the Company established an employee stock ownership plan for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. The ESOP is to be funded by contributions made in cash or common stock.

      In connection with the mutual holding company conversion, the ESOP purchased 26,600 shares (3.2% of total shares issued) of the Association's common stock at a subscription price of $10.00 per share using funds loaned by a third party. As a result of the Conversion, these ESOP shares were converted into 79,065 shares based on the Exchange Ratio. In connection with the Conversion, the ESOP purchased an additional 119,806 shares of common stock at a subscription price of $10.00 per share using funds loaned by Equality. During 1998, the third party loan was repaid and added to the Equality loan which is being repaid with level principal payments over 10 years. All shares are held in

                                      71                         (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 2000 and 1999


      a suspense account for allocation among the participants as the loan is repaid. Shares released from the suspense account are allocated among the participants based upon their pro rata annual compensation. The purchases of the shares by the ESOP were recorded by Equality as unearned ESOP shares in a contra equity account. As ESOP shares are committed to be released to compensate employees, the contra equity account is reduced and Equality recognizes compensation expense equal to the fair market value of the shares committed to be released. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. Compensation expense related to the ESOP totaled $119,368, $187,784, and $67,142 for 2000, 1999, and 1998, respectively.

      The ESOP shares as of March 31, 2000 are as follows:

            Allocated shares                                     78,499
            Unreleased shares                                   120,372
                                                              ---------
                     Total ESOP shares                          198,871
                                                              ---------
            Fair value of unreleased shares                   $ 782,418
                                                              =========

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

                                      72                         (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 2000 and 1999


      Information on Equality's stock options is summarized as follows:

                                                                       AVERAGE       PER SHARE
                                                                         PRICE         OPTION
                                                       SHARES          PER SHARE     PRICE RANGE
                                                       ------          ---------     -----------
      Outstanding and exercisable at
         March 31, 1997                                112,951          $ 3.73       3.36-4.37
      Exercised                                         19,953            3.45       3.36-4.37
                                                       -------          ------       ----------
      Outstanding and exercisable at
         March 31, 1998                                 92,998            3.79       3.36-4.37
      Exercised                                         13,938            3.61       3.36-4.37
                                                       -------          ------       ----------
      Outstanding and exercisable at
         March 31, 1999                                 79,060            3.82       3.36-4.37
      Exercised                                         24,301            3.43       3.36-4.37
      Forfeitures                                         (551)           3.91       3.36-4.37
      Options granted                                   26,850           13.02       8.00-13.90
                                                       -------          ------       ----------

      Outstanding and exercisable at
         March 31, 2000                                 81,058          $ 7.00       3.36-13.90
                                                       =======          ======       ==========

      The number of options granted that are not exercisable as of March 31, 2000 were 111,400.

      In conjunction with the conversion, Equality established a management recognition plan (the MRP) which acquired 65,550 shares of common stock during 1999 at an average price of $11.28 per share. The MRP provides that such common stock can be issued to employees in key management positions to encourage such employees to remain with Equality. Interest in the MRP for each participant vests over a five year period. Compensation expense related to vesting in the MRP totaled $147,816 for 2000 and $120,131 for 1999.

      Equality maintains a retirement plan for certain officers. Upon retirement at age 65, each participating officer will receive $50,000 on an annual basis for a period of 10 years following retirement. Benefits to be paid for future service will be accrued over the remaining period of service of each officer. The plan has been funded through the purchase of life insurance contracts on each officer. The cash surrender value of the life insurance contracts totaled $211,783 and $121,636 at March 31, 2000 and 1999, respectively, and is included in other assets in the consolidated balance sheet. The related accrued liability totaled $136,386 and $87,600 at March 31, 2000 and 1999, respectively.
      Compensation expense related to the plan totaled $39,271 for 2000, 1999 and 1998.

      Equality sponsors a defined contribution plan qualifying under Section 401(k) of the Internal Revenue Code. Participants may designate up to 15% of their annual compensation as their contribution to the plan, which is partially matched by Equality. Compensation expense related to the plan totaled $26,442, $24,459, and $27,064 for 2000, 1999, and 1998,
      respectively.

                                      73                         (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 2000 and 1999


(13)  DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

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

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2000 and 1999, Equality had outstanding commitments to extend credit of $5.5 million and $4.8 million, respectively. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Equality evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Equality upon extension of credit, is based on management's credit evaluation of the counterparty.

                                      74                         (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 2000 and 1999


      A summary of the carrying amounts and fair values of Equality's financial instruments at March 31, 2000 and 1999 is as follows:

                                                  2000                          1999
                                      ---------------------------    ---------------------------
                                         CARRYING        FAIR          CARRYING         FAIR
                                          AMOUNT         VALUE          AMOUNT          VALUE
                                      -------------   -----------    -----------     -----------
                ASSETS
      Cash, primarily interest-
         bearing demand deposits      $   9,080,509     9,080,509      6,449,613       6,449,613
      Interest-bearing deposits             198,000       197,427      1,085,000       1,105,697
      Investment securities             121,175,542   121,123,542     82,235,339      82,166,339
      Loans receivable                  105,315,729   103,618,960     90,230,677      90,929,267
      Stock in Federal Home Loan
         Bank                             7,987,100     7,987,100      6,911,100       6,911,100
      Accrued interest receivable         2,714,027     2,714,027      1,987,870       1,987,870
                                      -------------   -----------    -----------     -----------
                                      $ 310,608,581   308,859,239    279,710,382     280,360,669
                                      =============   ===========    ===========     ===========
              LIABILITIES

      Savings deposits                $ 140,885,244   140,885,244    128,953,826     131,196,066
      Accrued interest payable
         on savings deposits                147,711       147,711        200,280         200,280
      Borrowed money                    161,435,160   160,145,915    132,010,050     133,302,453
      Advance payments by
         borrowers for taxes
         and insurance                       35,800        35,800         69,634          69,634
                                      -------------   -----------    -----------     -----------
                                      $ 302,503,915   301,214,670    261,233,790     264,768,433
                                      =============   ===========    ===========     ===========

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

                                      75                         (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 2000 and 1999


         INVESTMENT AND MORTGAGE-BACKED SECURITIES

         Fair values are based on quoted market prices or dealer quotes.

         LOANS RECEIVABLE

         Fair values are estimated for portfolios of loans receivable with similar financial characteristics. Loans are segregated by type such as residential, commercial and consumer. Each loan receivable category is further segmented into fixed and adjustable rate interest terms. The fair value of loans receivable is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates equal to rates at which loans, similar in type, would be originated at March 31, 2000 and 1999. Estimated maturities are based upon the average remaining contractual lives for each loan receivable classification.

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

         SAVINGS DEPOSITS

         The fair value of savings deposits with no stated maturity is equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows, but will not be less than carrying value. The discount rate is estimated using the rates currently offered for savings deposits of similar remaining maturities.

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

                                      76                         (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 2000 and 1999


(14)  INDUSTRY SEGMENT INFORMATION

      The business segment results which follow are consistent with Equality's internal reporting system which is consistent, in all material respects, with generally accepted accounting principles.

                                                                       2000
                                            ----------------------------------------------------------
                                               EQUALITY       EQUALITY
                                               SAVINGS        MORTGAGE     CORPORATE
                                                 BANK       CORPORATION    AND OTHER         TOTAL
                                            -------------   -----------    ---------       -----------
      Balance sheet information:
         Investment and mortgage-
            backed securities               $ 185,225,486           --        87,730       185,313,216
         Loans receivable, net                103,756,961    2,627,907    (1,069,139)      105,315,729
         Total assets                         320,923,750    5,420,707    (3,009,150)      323,335,307
         Savings deposits                     141,725,442           --      (840,198)      140,885,244
         Stockholders' equity                  18,857,512    2,374,382    (1,306,892)       19,925,002
                                            =============    =========     =========       ===========

      Statement of income
         information:
            Total interest income           $  20,603,889      532,011       (92,448)       21,043,452
            Total interest expense             14,404,790      352,869      (396,509)       14,361,150
                                            -------------    ---------     ---------       -----------
               Net interest income              6,199,099      179,142       304,061         6,682,302

            Provision for losses on loans              --           --            --                --
            Noninterest income                    367,152    2,672,139       267,374         3,306,665
            Noninterest expense                 4,718,057    2,673,927       706,529         8,098,513
            Income tax expense                    685,245       69,168       (15,869)          738,544
                                            -------------    ---------     ---------       -----------
               Net income (loss)            $   1,162,949      108,186      (119,225)        1,151,910
                                            =============    =========     =========       ===========
      Capital expenditures                  $     908,206        9,355         7,226            924,78
                                            =============    =========     =========       ===========

                                      77                         (Continued)

                                     EQUALITY BANCORP, INC. AND SUBSIDIARIES

                                   Notes to Consolidated Financial Statements

                                            March 31, 2000 and 1999


                                                                       1999
                                            ----------------------------------------------------------
                                               EQUALITY       EQUALITY
                                               SAVINGS        MORTGAGE      CORPORATE
                                                 BANK       CORPORATION     AND OTHER        TOTAL
                                            -------------   -----------     ---------      -----------
      Balance sheet information:
         Investment and mortgage-
            backed securities               $ 172,985,392           --         87,730      173,046,122
         Loans receivable, net                 87,676,452    6,968,384     (4,414,159)      90,230,677
         Total assets                         285,539,615    9,243,476     (6,345,917)     288,437,174
         Savings deposits                     130,028,064           --     (1,074,238)     128,953,826
         Stockholders' equity                  24,290,744    2,272,196       (955,210)      25,607,730
                                            =============    =========      =========      ===========

      Statement of income
         information:
            Total interest income           $  17,012,620      924,685       (378,884)      17,558,421
            Total interest expense             12,417,420      635,835       (701,827)      12,351,428
                                            -------------    ---------      ---------      -----------
               Net interest income              4,595,200      288,850        322,943        5,206,993

            Provision for losses on loans              --           --             --               --
            Noninterest income                    863,796    3,477,136       (103,700)       4,237,232
            Noninterest expense                 3,949,862    3,066,286        591,150        7,607,298
            Income tax expense                    406,449      272,823         28,375          707,647
                                            -------------    ---------      ---------      -----------
               Net income (loss)            $   1,102,685      426,877       (400,282)       1,129,280
                                            =============    =========      =========      ===========
      Capital expenditures                  $   1,010,704      104,200             --        1,114,904
                                            =============    =========      =========      ===========

                                      78                         (Continued)

                                       EQUALITY BANCORP, INC. AND SUBSIDIARIES

                                     Notes to Consolidated Financial Statements

                                               March 31, 2000 and 1999


                                                                       1998
                                            ----------------------------------------------------------
                                               EQUALITY       EQUALITY
                                               SAVINGS        MORTGAGE      CORPORATE
                                                 BANK       CORPORATION     AND OTHER          TOTAL
                                            -------------   -----------     ---------        ---------
      Statement of income
         information:
            Total interest income            $ 14,345,013      810,591      (475,294)       14,680,310
            Total interest expense              9,707,997      530,656      (513,271)        9,725,382
                                             ------------    ---------       -------         ---------
               Net interest income              4,637,016      279,935        37,977         4,954,928

            Provision for losses on loans         115,513           --            --           115,513
            Noninterest income                    554,469    2,489,439      (162,424)        2,881,484
            Noninterest expense                 3,209,980    2,407,612        86,473         5,704,065
            Income tax expense                    635,257      141,087         1,324           777,668
                                             ------------    ---------       -------         ---------
               Net income (loss)             $  1,230,735      220,675      (212,244)        1,239,166
                                             ============    =========       =======         =========
      Capital expenditures                   $  2,790,356      122,810            --         2,913,166
                                             ============    =========       =======         =========

(15) CONTINGENCIES

      The Company is involved in various litigation arising in the ordinary course of business. In the opinion of management, at the present time, disposition of the suits and claims will not have a material effect on the financial position of the Company.

                                      79                         (Continued)

                   EQUALITY BANCORP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                           March 31, 2000 and 1999


(16)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Selected quarterly financial data for 2000 and 1999 is as follows:

                                                                   QUARTER ENDED
                                               ------------------------------------------------------
                                               JUNE 30,    SEPTEMBER 30,   DECEMBER 31,     MARCH 31,
                                                1999           1999            1999           2000
                                               --------    -------------   ------------     ---------
                                                   (THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
      Total interest income                    $ 4,814         5,247           5,486          5,497
      Total interest expense                     3,206         3,500           3,673          3,982
                                               -------         -----           -----          -----
             Net interest income                 1,608         1,747           1,813          1,515

      Provision for losses on loans                 --            --              --             --
      Noninterest income                           851           758             665          1,033
      Noninterest expense                        2,044         2,068           2,038          1,949
                                               -------         -----           -----          -----
             Income before income tax
                expense                            415           437             440            599
      Income tax expense                           170           167             175            227
                                               -------         -----           -----          -----
             Net income                        $   245           270             265            372
                                               =======         =====           =====          =====
      Earnings per share:
          Basic                                $  0.10          0.12            0.11           0.17
          Diluted                                 0.10          0.11            0.11           0.17
                                               =======         =====           =====          =====

                                      80                         (Continued)

                                     EQUALITY BANCORP, INC. AND SUBSIDIARIES

                                    Notes to Consolidated Financial Statements

                                            March 31, 2000 and 1999


                                                                   QUARTER ENDED
                                               ------------------------------------------------------
                                               JUNE 30,    SEPTEMBER 30,   DECEMBER 31,     MARCH 31,
                                                1998           1998            1998           1999
                                               --------    -------------   ------------     ---------
                                                   (THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
      Total interest income                    $ 4,361          4,343         4,426          4,428
      Total interest expense                     2,881          3,087         3,221          3,162
                                               -------          -----         -----          -----
             Net interest income                 1,480          1,256         1,205          1,266

      Provision for losses on loans                 --             --            --             --
      Noninterest income                           836            970         1,273          1,158
      Noninterest expense                        1,736          1,909         2,009          1,953
                                               -------          -----         -----          -----
             Income before income tax
               expense                             580            317           469            471
      Income tax expense                           229            120           180            179
                                               -------          -----         -----          -----
             Net income                        $   351            197           289            292
                                               =======          =====         =====          =====

      Earnings per share:
          Basic                                $  0.15           0.08          0.12           0.13
          Diluted                                 0.15           0.08          0.12           0.12
                                               =======          =====         =====          =====

(17)  CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

      The condensed balance sheet as of March 31, 2000 and 1999 and the related condensed statements of income and cash flows for the years ended March 31, 2000 and 1999 and from the date of inception through March 31, 1998 of the Company are as follows:

                                           CONDENSED BALANCE SHEETS

                                                                               2000           1999
                                                                           ------------    ----------
                            ASSETS
      Cash                                                                 $    763,939       995,648
      Investment in subsidiary                                               18,857,512    24,290,744
      Other assets                                                              429,763       497,290
                                                                           ------------    ----------
             Total assets                                                  $ 20,051,214    25,783,682
                                                                           ============    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

      Other liabilities                                                    $    126,212       175,952
      Stockholders' equity                                                   19,925,002    25,607,730
                                                                           ------------    ----------
             Total liabilities and stockholders' equity                    $ 20,051,214    25,783,682
                                                                           ============    ==========

                                      81                         (Continued)

                                    EQUALITY BANCORP, INC. AND SUBSIDIARIES

                                  Notes to Consolidated Financial Statements

                                           March 31, 2000 and 1999


                                           CONDENSED STATEMENTS OF INCOME
                                                                                                       FOUR MONTHS
                                                                          YEAR ENDED MARCH 31,           ENDED
                                                                        -------------------------       MARCH 31,
                                                                           2000           1999            1998
                                                                        -----------     ---------      -----------
Revenue:
   Interest income                                                     $    112,480       134,243          34,007
   Rental income                                                             70,750        46,800              --
   Dividends from subsidiary                                              1,000,000     1,000,000              --
   Other                                                                      7,767           817              --
                                                                        -----------     ---------      ----------
                                                                          1,190,997     1,181,860          34,007
                                                                        -----------     ---------      ----------
Expenses:
   Legal                                                                     57,277        81,193          12,183
   Other                                                                    135,101        74,072          13,393
                                                                        -----------     ---------      ----------
                                                                            192,378       155,265          25,576
                                                                        -----------     ---------      ----------
            Income before equity in undistributed income of subsidiary      998,619     1,026,595           8,431

Equity in undistributed income of subsidiary                                153,291       102,685         486,138
                                                                        -----------     ---------      ----------
            Net income                                                  $ 1,151,910     1,129,280         494,569
                                                                        ===========     =========      ==========

                 CONDENSED STATEMENTS OF CASH FLOWS

Cash flows from operating activities:
   Net income                                                          $  1,151,910     1,129,280         494,569
   Adjustments to reconcile net income to net cash used in
      operating activities:
         Equity in undistributed income of subsidiary                      (153,291)     (102,685)       (486,138)
         Depreciation expense                                                22,367        22,367              --
         Amortization of ESOP awards                                        144,905       188,522          84,473
         Amortization of stock awards                                       147,816       120,131              --
         (Decrease) increase in income taxes payable                        (58,160)      162,184              --
         Other, net                                                          55,836       (72,785)       (170,927)
                                                                        -----------     ---------      ----------
            Net cash provided by (used in) operating activities           1,311,383     1,447,014         (78,023)
                                                                        -----------     ---------      ----------
Cash flows from investing activities - investment in subsidiary                  --            --     (10,000,000)
                                                                        -----------     ---------      ----------
Cash flows from financing activities:
   Proceeds from stock offering                                                  --            --      11,112,371
   Proceeds from exercise of stock options                                   82,061        60,733          68,916
   Purchase of treasury stock                                            (1,067,368)     (166,431)             --
   Purchase of stock for restricted stock awards                                 --      (739,456)             --
   Cash dividends paid                                                     (557,785)     (568,356)       (141,120)
                                                                        -----------     ---------      ----------
            Net cash (used in) provided by financing activities          (1,543,092)   (1,413,510)     11,040,167
                                                                        -----------     ---------      ----------
            Net (decrease) increase in cash                                (231,709)       33,504         962,144

Cash at beginning of year                                                   995,648       962,144              --
                                                                        -----------     ---------      ----------
Cash at end of year                                                     $   763,939       995,648         962,144
                                                                        ===========     =========      ==========

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

    See Report on Form 8-K, dated March 21, 2000, reporting under Item 4 a change in the registrant's certifying accountant to Rubin Brown Gornstein & Co. LLP from KPMG LLP for the year commencing April 1, 2000 and ending March 31 2001.

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 1B(A) OF THE EXCHANGE ACT
-------------------------------------------------

    The following table sets forth certain information with respect to the persons who currently serve as members of the Board of Directors of Equality.


=====================================================================================================================
                           Age at                    Position held                       Director             Term
     Name              June 30, 2000                    with ESB                           since             expires
---------------------------------------------------------------------------------------------------------------------
LeRoy C. Crook               91                         Director                            1965              2001
Kenneth J. Hrdlicka          57                         Director                            1983              2001
Michael J. Walsh             56                         Director                            1986              2001
Richard C. Fellhauer         58        Director, Chairman of the Board, President           1973              2002
                                              and Chief Executive Officer

Daniel C. Aubuchon           52                         Director                            1981              2002
Stacey W. Braswell           56                         Director                            1982              2002
Berenice J. Mahacek          66                         Director                            1982              2000
Charles J. Wolter            82                         Director                            1989              2000
Michael A. Deelo             44      Director, Senior Executive Vice President and          1994              2000
                                                Chief Financial Officer
---------------------------------------------------------------------------------------------------------------------

    The business experience for the past five years of each of the current directors is as follows:

    LeRoy C. Crook, now retired, was the President of Vess Bottling Company.

    Kenneth J. Hrdlicka has been the Director of Business Development of Anheuser Busch, Inc. for more than the past five years.

    Michael J. Walsh has been a Vice President of ECC for more than the past five years.

    Richard C. Fellhauer has been affiliated with ESB since 1966 and assumed the position of Chairman of the Board, President and Chief Executive Officer in 1982. He became President and Chief Executive Officer of Equality in June 1997.

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

    Charles J. Wolter has been the President of Realty Net - Wolter Real Estate for more than the past five years. Charles J. Wolter is the father of Leonard O. Wolter, an executive officer of Equality.

    Michael A. Deelo has been a Senior Executive Vice President and Chief Financial Officer of ESB since 1997. From August 1996 until August 1997, he served as Executive Vice President and Chief Financial Officer of ESB. Prior to that time, he served as Vice President and Chief Financial Officer of ESB. He became Treasurer and Chief Financial Officer of Equality in June 1997.

ASSOCIATE DIRECTORS OF ESB

    ESB also has five non-voting Associate Directors who are appointed each year by the Board of Directors. The current Associate Directors are Seymour Bailis, James W. Caulfield, Leonard O. Wolter, John L. Tacke, and Patricia A. Heinrich. While the Associate Directors attend the Board of Directors meetings and provide periodic advice to the Board, they do not vote on any matters presented to the Board for a vote.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

    The following tables summarize compensation information for the fiscal years ended March 31, 2000, 1999, and 1998 with respect to Equality's President and Chief Executive Officer and Equality's Senior Executive Vice President, Treasurer and Chief Executive Officer. No other officers of Equality received compensation in excess of $100,000 during the fiscal year ended March 31, 2000.

====================================================================================================================================
                                                    Annual compensation                  Long-term compensation
                                        ----------------------------------------------   -----------------------
                                                                                         Restricted    Securities
                                                                        Other annual        stock      underlying      All other
 Principal position          Year           Salary         Bonus      compensation<F1>   awards<F3>    options<F4> compensation <F2>
------------------------------------------------------------------------------------------------------------------------------------
Richard C. Fellhauer
  President & Chief          2000         $ 157,400            --          8,500              --          2,500         7,299
  Executive Officer          1999           159,415            --          8,400         199,688         25,000         9,978
                             1998           138,000            --         10,200              --             --         3,300

Michael A. Deelo
  Sr. Exec. Vice             2000         $ 100,006         5,000          8,500              --          2,000         5,177
  President & Chief          1999            93,750            --          8,400         139,781         17,500         6,650
  Financial Officer          1998            81,095            --         10,200              --             --         5,060
====================================================================================================================================

<F1> Consisting solely of directors' fees.
<F2> Represents the dollar value of matching and discretionary profit sharing contributions pursuant to ESB's tax-qualified thrift plan and the Employee Stock Ownership Plan (the ESOP) contributions (based on the value of the Common Stock on the date the Common Stock was allocated) made by ESB for the fiscal years ended March 31, 1998, 1999 and 2000.
<F3> Represents awards of 15,000 shares of Common Stock to Mr. Fellhauer and
     10,500 shares of Common Stock to Mr. Deelo under the MRP based upon the value of such stock of $13.3125 per share as of the date of such award. As of March 31, 2000, the value of restricted stock (15,000 shares and 10,500 shares respectively) was $6.50 per share or $97,500 for Mr. Fellhauer in the aggregate and $68,250 for Mr. Deelo in the aggregate. Such stock awards become nonforfeitable at the rate of 20% of total shares per year commencing on August 14, 1999. Dividends are paid for all shares awarded.
<F4> Represents award of options exercisable at the rate of 20% per year commencing on August 14, 1999. The exercise price equals the average market value of common stock on the date of grant of $13.90 for 1999 options and $8.00 for 2000 options.

 The following tables set forth information concerning options granted to the named executive officer in the last fiscal year and fiscal year end values of unexercised options.

===========================================================================================================================
                                                                                             Potential realizable value
                                              % of Total                                      at assumed annual rate of
                           Number of            options        Exercise                       stock price appreciation
                       securities under-      granted to        or base                            for option term
                         lying options       employees in        price      Expiration             ---------------
      Name                granted (#)         fiscal year       ($/SH)         date               5%            10%
---------------------------------------------------------------------------------------------------------------------------
Richard C. Fellhauer         2,500               12.50%          8.00   August 14, 2008       $ 12,578         31,875
Michael A. Deelo             2,000               10.00           8.00   August 14, 2008         10,062         25,500

                                                        Number of securities            Value of unexercised
                                                       underlying unexercised           in-the-money options
                                                   options at fiscal year end (#)      at fiscal year end <F2>
                                                   ------------------------------      ------------------------
                                                Value
                        Shares acquired        realized
       Name               on exercise          ($)<F1>      Exercisable      Unexercisable  Exercisable   Unexercisable
       ----               -----------          -------      -----------      -------------  -----------   -------------
Richard C. Fellhauer       12,115             $ 35,715        22,832            22,500      $ 140,908            --
Michael A. Deelo           11,295               48,689        12,417            16,000         18,960            --
===========================================================================================================================

<F1> Market value of the underlying securities at the date of exercise minus the exercise price, multiplied by the number of underlying securities.
<F2> Market value of the underlying securities at year end minus the exercise price, multiplied by the number of underlying securities. Based upon the closing price of the Common Stock as of March 31, 2000 of $6.50 per share.

EMPLOYMENT AGREEMENTS

    Equality has entered into employment agreements with Richard C. Fellhauer, President and Chief Executive Officer of Equality and ESB; Michael
A. Deelo, Executive Vice President, Treasurer and Chief Financial Officer of Equality and Senior Executive Vice President and Chief Financial Officer of ESB; and Leonard O. Wolter, Vice President of Equality and Senior Vice President of ESB (each an executive, or the executives). Each employment agreement provides that the individual will be employed for a three-year term. Such term may be extended for additional one-year periods by action of the Board of Directors of Equality taken on each successive anniversary of the effective date of the employment agreement. Each of Messrs. Fellhauer, Deelo and Wolter may terminate their employment agreements at any time upon 90 days' prior written notice to the Boards of Directors of Equality and ESB.

    Under the employment agreements, the base annual salary for each executive may be increased from time to time during the term of the employment agreement in the sole discretion of the Board of Directors of Equality, but the executive's salary shall not be reduced below the level then in effect. In addition, the executive will be entitled to participate in incentive compensation plans or arrangements as may from time to time be established by Equality or ESB on a basis consistent with the treatment of other executive officers of Equality or ESB, but recognizing differences in responsibilities among executive officers. The executive also shall be entitled to receive any other bonus or discretionary compensation payments as the Board of Directors of Equality may determine from time to time. Pursuant to the employment agreements, each executive also will be provided such other benefits (including but not limited to medical, health, life and other insurance coverage) and will be entitled to participate in such retirement plans of Equality and ESB as are generally made available to other executive offices of Equality or ESB. During his employment, each executive also will be entitled to customary vacations in accordance with vacation policies and practices of Equality or ESB prevailing from time to time, and to reimbursement for reasonable expenses incurred on behalf of Equality or ESB in accordance with the then-prevailing policies and practices of Equality or ESB.

    Each employment agreement provides for continuing benefits in the event the executive is terminated by Equality, other than for "just cause," or in the event the executive voluntarily terminates the employment agreement for "good reason." Under the employment agreement, "just cause" would include personal dishonesty, incompetence, willful misconduct or breach of a fiduciary duty involving personal profit in the performance of his duties under the employment agreement, intentional and continued failure to perform stated duties, willful violation of any law, rule or regulation (other than a law, rule or regulation relating to a misdemeanor, traffic violation or similar offense), final cease-and-desist order or material breach of any provision of the employment agreement. Under the employment agreement, "good reason" would be deemed to exist if the executive terminated his employment because, without his express written consent, Equality breached any of the terms of the employment agreement. In such instances, the executive generally will continue to receive all benefits due to him under the employment agreement through the remaining term of the agreement. If the executive is terminated within one year after a "change of control" of Equality, other than for just cause or if the executive terminates his employment for any reason, then Equality will pay to the executive a lump sum equal to 2.99 times the "Base Amount," as that term is defined in Section 280G(b)(3) of the Code, and will continue to provide coverage for the executive and his dependents, beneficiaries and estate under all executive benefit plans of Equality and ESB for the remainder of the term of the employment agreement. If payments and benefits under the employment agreements would constitute an "Excess Parachute Payment" under Section 280G of the Code, then such payments and benefits will be reduced to one dollar less than the maximum amount that Equality may pay under Section 280G of the Code without losing its ability to deduct such payments for tax purposes. A "change of control" is defined in each employment agreement to include, among other events, the acquisition of beneficial ownership of 20% or more of the voting power of Equality's capital stock.

DIRECTORS' FEES

    Members of the Board of Directors of ESB received a fee of $600 for each Board meeting attended. No fees are paid for attending committee meetings of the Board. Associate directors of ESB received $500 for each Board meeting attended. There are no directors' fees paid for attendance at meetings of Equality.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

    The following table sets forth, as of March 31, 2000, certain information as to those persons known by Equality to be the beneficial owners of more than 5% of the outstanding Equality Bancorp, Inc. common stock.

===============================================================================================================
          Name and address of                            Amount and nature of               Percent of common
           beneficial owner                             beneficial ownership<F1>            stock outstanding
---------------------------------------------------------------------------------------------------------------
Equality Employee Stock Ownership Plan Trust                     188,480                          7.89%
4131 South Grand Boulevard
St. Louis, Missouri 63118-3464

Richard C. Fellhauer                                             127,163                          5.28
===============================================================================================================

<F1> Unless otherwise indicated, the nature of beneficial ownership for shares shown in this column is sole voting and investment power.

    The following table sets forth, as of March 31, 2000, the amount of Equality Bancorp, Inc. common stock beneficially owned by each director, the executive officer named in the Summary Compensation Table above (who is also a director) and all directors and executive officers of Equality as a group.

================================================================================================================
                                                        Amount and nature of                 Percent of common
   Name of beneficial owner                           beneficial ownership<F1>               stock outstanding
----------------------------------------------------------------------------------------------------------------
    Richard C. Fellhauer                                      127,163                             5.28% <F2>
    Berenice J. Mahacek                                        50,551                             2.12  <F2>
    Daniel C. Aubuchon                                         15,358                              <F*>
    Stacey W. Braswell                                         22,816                              <F*>
    Charles J. Wolter                                          14,071                              <F*>
    LeRoy C. Crook                                              7,677                              <F*>
    Kenneth J. Hrdlicka                                        18,359                              <F*>
    Michael J. Walsh                                           44,845                             1.88 <F2>
    Michael A. Deelo                                           92,788                             3.87 <F2>
    Leonard O. Wolter                                          32,384                             1.35 <F2>
    All directors and executive officers
    as a group (10 persons)                                   426,012                            17.46 <F3>
================================================================================================================

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

    ESB has followed the policy of offering residential mortgage loans for the financing of personal residences, share loans and consumer loans to its officers, directors and employees. The loans are made in the ordinary course of business and are also made on substantially the same terms and conditions, including interest rate and collateral, as those of comparable transactions prevailing at the same time with other persons, and do not include more than the normal risk of collectibility or present other unfavorable features. At March 31, 2000, approximately $1.6 million of loans were outstanding from ESB to executive officers and directors of ESB and their affiliates.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

   (a)      EXHIBITS

            3(i) Articles of Incorporation, Certificate of Incorporation of Registrant as filed in Delaware on May 14, 1997 (Incorporated by reference to the Registrant's
                     Registrations Statement on Form S-1, as   amended (File
                     No. 333-30469), as originally filed with the SEC on June 30, 1997)

            3(ii) Bylaws of Registrant as adopted by the Board of Directors of Registrant on June 20, 1997 (Incorporated by reference to the Registrant's Registrations Statement on Form S-1, as amended (File No. 333-30469), as originally filed with the SEC on June 30, 1997)

            10.1 Equality Savings and Loan Association 1993 Stock Option and Incentive Plan (Incorporated by reference to the Registrant's Registrations Statement on Form S-1, as amended (File No. 333-30469), as originally filed with the SEC on June 30, 1997)

            10.2 Credit Agreement between Registrant and Equality Savings and Loan Association, F.A. Employee Stock Ownership Plan (Incorporated by reference to the Registrant's Registrations Statement on Form S-1, as amended (File No. 333-30469), as originally filed with the SEC on June 30,
                     1997)

            10.3 Equality Bancorp, Inc. 1997 Stock Option and Incentive Plan (Incorporated by reference to the Registrant's Registrations Statement on Form S-1, as amended (File No. 333-30469), as originally filed with the SEC on June 30,
                     1997)

            10.4 Equality Bancorp, Inc. 1997 Management Development and Recognition Plan (Incorporated by reference to the Registrant's Registrations Statement on Form S-1, as amended (File No. 333-30469), as originally filed with the SEC on June 30, 1997)

            10.5 Form of Employment Agreement to be entered into between Equality Bancorp, Inc. and Richard C. Fellhauer (Incorporated by reference to the Registrant's Registrations Statement on Form S-1, as amended (File No. 333-30469), as originally filed with the SEC on June 30,
                     1997)

            10.6 Form of Employment Agreement to be entered into between Equality Bancorp, Inc. and Michael A. Deelo (Incorporated by reference to the Registrant's Registrations Statement on Form S-1, as amended (File No. 333-30469), as originally filed with the SEC on June 30, 1997)

            10.7 Form of Employment Agreement to be entered into between Equality Bancorp, Inc. and Leonard O. Wolter
                     (Incorporated by reference to the Registrant's Registrations Statement on Form S-1, as amended (File No. 333-30469), as originally filed with the SEC on June 30,
                     1997)

            21 List of subsidiaries of the Registrant (Incorporated by reference to the Registrant's Registrations Statement on Form S-1, as amended (File No. 333-30469), as originally filed with the SEC on June 30, 1997)

            23       Consent of KPMG LLP

            23(a)    Consent of Rubin, Brown, Gornstein & Co. LLP

            27(i)    Financial Data Schedule - March 31, 2000

            27(ii)   Financial Data Schedule - March 31, 1999

            27(iii)  Financial Data Schedule - March 31, 1998

            99       Independent Auditors' Report of Rubin, Brown, Gornstein &
                     Co. LLP


   (b)      FORM 8-K

            1 Form 8-K, dated March 21, 2000, reporting under Item 4 a change in the registrant's certifying accountant to Rubin Brown Gornstein & Co. LLP from KPMG LLP for the year commencing April 1, 2000 and ending March 31, 2001.

            2 Form 8-K/A, dated March 29, 2000, amending the Form 8-K dated March 15, 2000 to incorporate additional requested information.

                                 SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             EQUALITY BANCORP, INC.


Date: June 29, 2000              By:
                                    ------------------------------------------
                                     Richard C.  Fellhauer, Chairman of the
                                       Board, President, Chief Executive
                                              Officer and Director

    In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 29, 2000.

/s/ Richard C. Fellhauer                           /s/ Michael A. Deelo
-----------------------------------------------    -----------------------------------------------
Richard C. Fellhauer, Chairman of the Board,       Michael A. Deelo, Executive Vice President,
President, Chief Executive Officer and Director    Chief Financial Officer, Treasurer and Director
(Principal Executive Officer)                      (Principal Financial Officer and Principal
                                                   Accounting Officer)



/s/ Daniel C. Aubuchon                             /s/ Stacey W. Braswell
-----------------------------------------------    -----------------------------------------------
Daniel C. Aubuchon, Director                       Stacey W. Braswell, Director



/s/ LeRoy C. Crook                                 /s/ Kenneth J. Hrdlicka
-----------------------------------------------    -----------------------------------------------
LeRoy C. Crook, Director                           Kenneth J. Hrdlicka, Director



/s/ Berenice J. Mahacek                            /s/ Michael J. Walsh
-----------------------------------------------    -----------------------------------------------
Berenice J. Mahacek, Director                      Michael J. Walsh, Director



/s/ Charles J. Wolter
-----------------------------------------------    -----------------------------------------------
Charles J. Wolter, Director