Form 10QSB
period 2000-06-30
EQUALITY BANCORP INC
filed 2000-08-11
CIK 1040476

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2000.

                                      OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                   to
                                      -----------------    -------------------

                        Commission File No. 333-30469

                            EQUALITY BANCORP, INC.
                            ----------------------
      (Exact name of small business issuer as specified in its charter)

               DELAWARE                                    43-1785126
-----------------------------------------          -----------------------------
     (State or other jurisdiction                  (I.R.S. Employer ID Number)
    of incorporation or organization)

     9920 WATSON ROAD, ST. LOUIS, MO                           63126
------------------------------------------------------------------------------
 (Address of principal executive offices)                   (zip code)

        Issuer's telephone number, including area code     (314) 965-7090
                                                       -----------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X            No
                         -----             -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Shares Outstanding at August 11, 2000
---------------------------------        -------------------------------------
  Common Stock, Par Value $0.01                       2,545,282

Traditional Small Business Disclosure Format (Check one): Yes       No   X
                                                              -----    -----

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

                                         EQUALITY BANCORP, INC. AND SUBSIDIARY


                                              Consolidated Balance Sheets
                                            June 30, 2000 and March 31, 2000
                                                      (Unaudited)

                                                                               June 30,                March 31,
                                                                                 2000                     2000
                                                                             ------------             -----------
                              Assets
                              ------

Cash, primarily interest-bearing demand accounts                             $ 13,749,604               9,080,509
Interest-bearing deposits                                                         198,000                 198,000
Investment securities:
   Available for sale, at fair value                                          116,519,529             120,575,542
   Held to maturity, at amortized cost                                            600,000                 600,000
Mortgage-backed securities available
   for sale, at fair value                                                     62,184,092              64,137,674
Loans receivable, net                                                         114,019,602             105,315,729
Investment in real estate                                                          58,054                  58,054
Stock in Federal Home Loan Bank                                                 7,285,200               7,987,100
Mortgage servicing rights                                                       1,156,211               1,273,768
Office properties and equipment, net                                            7,008,424               6,935,115
Deferred tax asset                                                              2,475,269               2,775,937
Accrued interest receivable and other assets                                    3,880,971               4,397,879
                                                                             ------------             -----------
                                                                              329,134,956             323,335,307
                                                                             ============             ===========
   Liabilities and Stockholders' Equity
   ------------------------------------

Savings deposits                                                              159,739,909             140,885,244
Accrued interest payable on savings deposits                                      137,146                 147,711
Federal Home Loan Bank advances                                               145,625,505             159,740,626
Other borrowed money                                                            2,367,867               1,694,534
Advance payments by borrowers for taxes and insurance                              42,152                  35,800
Income tax payable                                                                194,705                 276,568
Accrued expenses and other liabilities                                            599,061                 629,822
                                                                             ------------             -----------
      Total liabilities                                                       308,706,345             303,410,305
                                                                             ------------             -----------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value per share;
      200,000 shares authorized; none issued                                           --                      --
   Common stock, $.01 par value per share; 4,000,000
      shares authorized; 2,544,094 shares issued
      and outstanding at June 30, 2000 and
      March 31, 2000                                                               25,441                  25,441
   Additional paid-in capital                                                  16,188,613              16,192,342
   Retained earnings                                                           11,947,728              11,849,449
   Accumulated other comprehensive loss                                        (5,098,109)             (5,447,058)
   Treasury stock, at cost, 160,105 and 158,055
      shares at June 30, 2000 and
      March 31, 2000, respectively                                             (1,246,136)             (1,233,799)
   Unamortized restricted stock awards                                           (435,788)               (471,509)
   Unearned ESOP shares                                                          (953,138)               (989,864)
                                                                             ------------             -----------
      Total stockholders' equity                                               20,428,611              19,925,002
                                                                             ------------             -----------
                                                                             $329,134,956             323,335,307
                                                                             ============             ===========

See accompanying notes to consolidated financial statements.

                                         EQUALITY BANCORP, INC. AND SUBSIDIARY


                                           Consolidated Statements of Income
                                       Three months ended June 30, 2000 and 1999
                                                      (Unaudited)
                                                                                   2000                    1999
                                                                                ----------               ---------
Interest income:
   Loans receivable                                                             $2,181,803               1,824,517
   Investment securities                                                         2,234,579               1,614,286
   Mortgage-backed securities                                                    1,096,509               1,255,743
   Interest-bearing deposits                                                        35,579                   9,920
   Other                                                                           129,762                 109,633
                                                                                ----------               ---------
      Total interest income                                                      5,678,232               4,814,099
                                                                                ----------               ---------
Interest expense:
   Savings deposits                                                              1,713,698               1,373,683
   Advances from the Federal Home Loan Bank                                      2,273,056               1,820,977
   Other borrowed money                                                             11,242                  11,802
                                                                                ----------               ---------
      Total interest expense                                                     3,997,996               3,206,462
                                                                                ----------               ---------
         Net interest income                                                     1,680,236               1,607,637
Provision for losses on loans                                                           --                      --
                                                                                ----------               ---------
         Net interest income after pro-
           vision for losses on loans                                            1,680,236               1,607,637
                                                                                ----------               ---------
Noninterest income:
   Gain on sale of mortgage loans                                                  244,344                 331,133
   Loan servicing fees and late charges                                            249,152                 311,123
   Gain on sale of investment and mortgage-
     backed securities available for sale                                              174                  30,703
   Rental income                                                                    42,226                  36,326
   Other                                                                           229,682                 141,606
                                                                                ----------               ---------
      Total noninterest income                                                     765,578                 850,891
                                                                                ----------               ---------
Noninterest expense:
   Salaries and employee benefits                                                1,125,749               1,159,866
   Occupancy                                                                       196,180                 183,612
   Data processing                                                                  99,606                  91,131
   Advertising                                                                     131,980                  79,536
   Federal insurance premiums                                                        7,207                  18,512
   Other                                                                           507,531                 511,105
                                                                                ----------               ---------
      Total noninterest expense                                                  2,068,253               2,043,762
                                                                                ----------               ---------
   Income before income tax expense                                                377,561                 414,766
Income tax expense                                                                 143,481                 169,440
                                                                                ----------               ---------
         Net income                                                                234,080                 245,326
                                                                                ==========               =========

Basic earnings per share                                                        $      .10              $      .10
                                                                                ==========               =========

Diluted earnings per share                                                      $      .10              $      .10
                                                                                ==========               =========


See accompanying notes to consolidated financial statements.

                                         EQUALITY BANCORP, INC. AND SUBSIDIARY


                                     Consolidated Statement of Stockholders' Equity
                                            Three months ended June 30, 2000
                                                      (Unaudited)

                                                                        Accumu-
                                                                        lated
                                                                        other                        Unamor-
                                               Addi-                    compre-                     tized-                 Total
                          Common Stock        tional                    hensive                   restricted   Unearned    stock-
                          ------------        paid-in      Retained     income        Treasury       stock       ESOP      holders'
                     Shares       Amount      capital      earnings     (loss)         stock         awards    shares      equity
                     ------       ------      -------      --------     -------       --------    ----------   --------    -------
Balance,
  March 31, 2000      2,544,094   $25,441   16,192,342   11,849,449   (5,447,058)   (1,233,799)   (471,509)  (989,864)  $19,925,002

Net income                                                  234,080                                                         234,080

Dividend paid
 on unvested
 stock options                                   3,159                                                                        3,159

Purchase of
 Treasury stock,
 at cost                                                                               (12,337)                             (12,337)

Amortization
 of restricted
 stock awards                                                                                       35,721                   35,721

Amortization of
 ESOP awards                                    (6,888)                                                        36,726        29,838

Dividend declared
 on common stock
 at $.06 per
 share                                                     (135,801)                                                       (135,801)

Change in
 accumulated
 other
 comprehensive
 income (loss),
 net of tax                                                              348,949                                            348,949
                      ---------   -------   ----------   ----------   ----------    ----------    --------   --------   -----------
Balance,
  June 30, 2000       2,544,094   $25,441   16,188,613   11,947,728   (5,098,109)   (1,246,136)   (435,788)  (953,138)  $20,428,611
                      =========   =======   ==========   ==========   ==========    ==========    ========   ========   ===========


See accompanying notes to consolidated financial statements.

                                              EQUALITY BANCORP, INC.


                                      Consolidated Statements of Cash Flows
                                    Three months ended June 30, 2000 and 1999
                                                   (Unaudited)

                                                                                 2000                     1999
                                                                             ------------             -----------
Cash flows from operating activities:
   Net income                                                                $    234,080                 245,326
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Depreciation and amortization:
         Office properties and equipment                                          101,822                 104,620
         Premiums and discounts, net                                             (362,083)               (237,357)
         Restricted stock awards                                                   35,721                  39,194
         Mortgage servicing rights                                                122,374                 153,610
      Increase in accrued interest receivable                                    (127,722)               (371,453)
      Gain on sale of mortgage loans                                             (244,344)               (331,133)
      Gain on sale of investment and mortgage-backed
        securities available for sale                                                (174)                (30,703)
      Decrease in accrued interest payable on savings deposits                    (10,565)                   (400)
      Change in income tax payable                                                (81,863)                 41,501
      Other, net                                                                  724,518                 (78,821)
   Origination and purchase of loans held for sale                            (23,057,795)            (35,379,780)
   Proceeds from sales of loans held for sale                                  21,628,401              28,534,090
                                                                             ------------             -----------
             Net cash provided by (used in) operating activities               (1,037,630)              7,311,306
                                                                             ------------             -----------
Cash flows from investing activities:
   Net change in loans receivable                                              (7,047,607)             (4,771,815)
   Decrease in interest-bearing deposits                                               --                  95,000
   Principal repayments on investment securities, AFS                                 936                   5,146
   Principal repayments on mortgage-backed securities, AFS                      2,228,623               7,568,074
   Proceeds from the sale of investment securities, AFS                         6,957,510               2,018,000
   Proceeds from the maturity of investment securities, AFS                     1,650,000              15,110,000
   Proceeds from the sale of mortgage-backed securities, AFS                           --               1,278,561
   Purchase of investment securities, AFS                                      (3,875,780)            (35,547,815)
   Sale (purchase) of stock in Federal Home Loan Bank                             701,900                (519,600)
   Increase in cost of mortgage servicing rights                                   (4,817)               (353,140)
   Purchase of office properties and equipment, net                              (175,131)               (529,309)
                                                                             ------------             -----------
         Net cash provided by (used in) investing activities                      435,634             (15,646,898)
                                                                             ------------             -----------
Cash flows from financing activities:
   Net increase (decrease) in savings deposits                                 18,854,665                (278,680)
Proceeds from Federal Home Loan Bank advances                                          --              18,000,000
   Repayment of Federal Home Loan Bank advances                               (14,115,121)               (108,434)
   Proceeds from other borrowed money                                             673,333               1,060,436
   Cash dividends paid                                                           (135,801)               (140,525)
   Purchase of treasury stock                                                     (12,337)               (242,668)
   Proceeds from exercise of stock options                                             --                   3,300
   Increase in advance payments by borrowers
      for taxes and insurance                                                       6,352                  65,062
                                                                             ------------             -----------
         Net cash provided by financing activities                              5,271,091              18,358,491
                                                                             ------------             -----------
             Net increase (decrease) in cash and cash equivalents               4,669,095              (4,599,713)

Cash and cash equivalents, beginning of period                                  9,080,509               6,449,613
                                                                             ------------             -----------
Cash and cash equivalents, end of period                                     $ 13,749,604               1,849,900
                                                                             ============             ===========

Supplemental disclosure of cash flow information:
   Interest paid                                                             $  4,092,421               3,206,862
   Income taxes paid, net                                                         193,606                 110,452

See accompanying notes to consolidated financial statements.

                                              EQUALITY BANCORP, INC.


                                 Consolidated Statements of Comprehensive Income
                                    Three months ended June 30, 2000 and 1999
                                                   (Unaudited)

                                                                                   2000                    1999
                                                                                ---------                ---------
Net Income                                                                      $ 234,080                 245,326
Other comprehensive income (loss):
   Net unrealized gain (loss) on investment and mortgage-
      backed securities available for sale, net of tax                            349,055                (814,128)
   Less adjustment for gain on sale of investment and
      mortgage-backed securities available for sale
      realized in net income, net of tax of $68
      and $11,974 for the three months ended June 30,
      2000 and 1999, respectively                                                    (106)                (18,729)
                                                                                ---------                --------
Total other comprehensive income (loss)                                           348,949                (832,857)
                                                                                ---------                --------
Comprehensive income (loss)                                                     $ 583,029                (587,531)
                                                                                =========                ========


See accompanying notes to consolidated financial statements.

                            EQUALITY BANCORP, INC.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                June 30, 2000
                                 (Unaudited)


(1)   Basis of Presentation
      ---------------------
      The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information for footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included in the results of operations for the three months ended June 30, 2000 and 1999.

      Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

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

(3)   Earnings Per Share
      ------------------
      Basic earnings per share for the three month periods ended June 30, 2000 and 1999 were computed based upon net income for the period using weighted average common shares outstanding of 2,267,387 and 2,350,538, respectively.

      Diluted earnings per share for the three month periods ended June 30, 2000 and 1999 were computed based upon net income for the period using weighted average common shares and dilutive potential common shares outstanding of 2,280,731 and 2,377,871, respectively.

                            EQUALITY BANCORP, INC.


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                              PLAN OF OPERATION


The following discussion reviews the financial condition and results of operations of Equality Bancorp, Inc., and its subsidiary, Equality Savings Bank, with subsidiaries, as of June 30, 2000 and for the three months then ended.


The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

CHANGES IN FINANCIAL CONDITION

The total assets of the Company increased $5.8 million, or 1.8%, to $329.1 million at June 30, 2000 from $323.3 million at March 31, 2000. This increase in asset size primarily relates to an increase in cash and loans receivable which were funded through increased savings deposits, the proceeds from the sales of investment securities, and the proceeds from repayment of mortgage loans and mortgage-backed securities.

Cash, primarily interest bearing demand accounts, increased $4.7 million, or 51.4%, to $13.7 million at June 30, 2000 from $9.1 million at March 31, 2000. At June 30, 2000, cash was being accumulated to repay a FHLB advance maturing July 14, 2000. This increase is also the result of decreased investment securities and mortgage-backed securities partially offset by increased loans receivable.

Interest bearing deposits totaled $198,000 at June 30, 2000 and March 31,
   2000.

Investment securities available for sale decreased $4.1 million, or 3.4%, to $116.5 million at June 30, 2000 from $120.6 million at March 31, 2000. The decrease is due primarily to $3.9 million of purchases of securities and a mark to market adjustment of $231,000 to reflect the unrealized gain on investment securities during the three months ended June 30, 2000, offset by $1.7 million of maturities and sales proceeds of $7.0 million. The decrease in investment securities is the result of management's efforts to shift funds from investing in securities to investing in loans receivable. Included in investment securities is a $2.0 million corporate obligation, with a fair value of $1.3 million at June 30, 2000 and maturity date downgraded below investment grade; however, the security continues to meet its interest payment obligations. Management believes the decline in the fair value of this security is temporary. Equality has the ability and it is management's intent to hold this security until maturity.

Investment securities held to maturity totaled $600,000 at June 30, 2000 and March 31, 2000.

Mortgage-backed securities available for sale decreased $2.0 million, or 3.0%, to $62.2 million at June 30, 2000 from $64.1 million at March 31, 2000. This decrease is the result of principal repayments of $2.2 million, offset by a mark to market adjustment of $341,000 to reflect the unrealized gain on mortgage-backed securities during the three months ended June 30, 2000.

Loans receivable, net, increased $8.7 million, or 8.3%, to $114.0 million at June 30, 2000, from $105.3 million at March 31, 2000. Loans held for investment increased $7.0 million, or 6.9%, to $109.7 million at June 30, 2000 from $102.7 million at March 31, 2000. This increase reflects Equality's efforts to prudently increase its loan portfolio while developing an expanded retail banking presence in its market area. Loans held for sale increased $1.7 million, or 63.4%, to $4.3 million at June 30, 2000 from $2.6 million at

                            EQUALITY BANCORP, INC.


   March 31, 2000. This increase is the result of EMC mortgage loan originations totaling $23.1 million, offset by mortgage loan sales of $21.6 million at June 30, 2000.

The following table sets forth composition of the Company's loan portfolio in dollars and in percentages of total loans at the dates indicated:

                                                       JUNE 30, 2000                 MARCH 31, 2000
                                                   ---------------------         ---------------------
                                                   AMOUNT        PERCENT         AMOUNT        PERCENT
                                                   -----         -------         ------        -------
   (DOLLARS IN THOUSANDS)
   Loans secured by real estate:
      Residential:
         One to four family:
            Conventional                          $ 73,541         64.3%        $ 68,183         64.5%
            FHA/VA                                  12,573         11.0           10,758         10.2
            Loans held for sale                      4,315          3.8            2,641          2.5
            Multifamily                              1,220          1.1            1,343          1.3
      Commercial                                     3,176          2.8            4,097          3.9
   Total Real Estate Loans                          94,825         82.9           87,022         82.4
                                                  --------        -----         --------        -----
   Commercial Business Loans                        14,573         12.7           14,476         13.7
                                                  --------        -----         --------        -----
   Consumer Loans:
            Loans secured by savings deposits          221          0.2              257          0.2
            Property improvement loans               1,749          1.5            1,633          1.5
            Automobile loans                         2,627          2.3            1,763          1.7
            Other consumer loans                       439          0.4              563          0.5
                                                  --------        -----         --------        -----

   Total Consumer Loans                              5,036          4.4            4,216          3.9
                                                  --------        -----         --------        -----

   Total Loans                                     114,434        100.0%         105,714        100.0%


   LESS:

            Deferred loan fees                          41                            21
            Unearned discounts                          10                            13
            Allowance for loan losses                  363                           364
                                                  --------                      --------

   Total loans receivable, net                    $114,020                      $105,316
                                                  ========                      ========

Office properties and equipment increased $73,000, or 1.1%, to $7.0 million at June 30, 2000 from $6.9 million at March 31, 2000. The increase resulted from additional improvements to the Bank's future full-service branch in Fenton, Missouri, scheduled to open in the third quarter of 2000.

Savings deposits increased $18.9 million, or 13.4%, to $159.7 million at June 30, 2000 from $140.9 million at March 31, 2000. Interest credited during the three months ended June 30, 2000 was approximately $1.4 million. Savings deposits have increased as a result of specific marketing tactics directed to that effort as well as to replace borrowed funds with savings deposit relationships.

FHLB advances decreased $14.1 million, or 8.8%, to $145.6 million at June 30, 2000 from $159.7 million at March 31, 2000. FHLB advances were decreased as a result of marketing efforts directed at increasing savings deposits and the associated banking relationships.

                            EQUALITY BANCORP, INC.

Other borrowed money increased $673,000, or 39.7%, to $2.4 million at June 30, 2000 from $1.7 million at March 31, 2000. These short term borrowings relate to a warehouse line of credit established with an independent bank and maintained by EMC, the proceeds of which were invested solely in residential mortgage loans.

Total stockholders' equity increased $504,000, or 2.5%, to $20.4 million at June 30, 2000 from $19.9 million at March 31, 2000. The increase was primarily attributable to net income of $234,000, a reduction in ESOP indebtedness of $37,000, a reduction of unamortized restricted stock awards of $36,000, and a mark to market adjustment to reflect unrealized gain on securities available for sale of $349,000, offset by the Company's purchase of treasury stock of $12,000 and payment of quarterly dividends totaling $136,000.

                                               EQUALITY BANCORP, INC.


                                    UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET,
                                       INTEREST AND DIVIDENDS EARNED OR PAID,
                                        AND RELATED INTEREST YIELDS AND RATES

                                                               THREE MONTHS ENDED JUNE 30,
-------------------------------------------------------------------------------------------------------------------------
                                                        2000                                        1999
------------------------------------------------------------------------------------------------------------------------
                                                      INTEREST                                   INTEREST
                                         AVERAGE        AND       YIELD/            AVERAGE        AND        YIELD/
                                        BALANCE<F1>  DIVIDENDS   COST<F2>         BALANCE<F1>   DIVIDENDS    COST<F2>
-------------------------------------------------------------------------------------------------------------------------
                                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans Receivable<F3>                 $111,516      $2,182      7.83            $ 97,037      $1,825      7.52%
   Investment securities                 127,437       2,234      7.01              93,704       1,614      6.89
   Mortgage-backed securities             65,326       1,096      6.71              84,419       1,256      5.95
   Interest-bearing deposits               8,399          36      1.71               2,864          10      1.40
   Investment in FHLB                      7,519         130      6.92               7,084         109      6.15
                                        --------      ------                      --------      ------
   Total interest-earning
      assets                             320,197       5,678      7.10             285,108       4,814      6.76
                                                      ------                                    ------
   Other assets                            5,396                                    12,681
                                        --------                                  --------
Total assets                             325,593                                   297,789
                                        ========                                  ========


Interest bearing liabilities:
   Regular savings                        19,450                                    21,042
   NOW accounts                           19,674                                    16,222
   Money market accounts                  12,706                                     8,426
   Certificates of deposit               102,740                                    82,601
                                        --------                                  --------
Total savings deposits                   154,570       1,714       4.44            128,291       1,373      4.28
   FHLB advances                         149,664       2,273       6.07            139,279       1,821      5.23
   Other interest-bearing
      liabilities                          2,239          11       1.97              2,423          12      1.98
                                        --------      ------                      --------      ------
Total interest bearing
      liabilities                        306,473       3,998       5.22            269,993       3,206      4.75
                                                      ------                                    ------
   Other liabilities                      (1,025)                                    2,553
                                        --------                                  --------
Total liabilities                        305,448                                   272,546
Stockholders' equity                      20,145                                    25,243
                                        --------                                  --------
Total liabilities and
   stockholders' equity                 $325,593                                  $297,789
                                        ========                                  ========

Net interest income                                   $1,680                                    $1,608
                                                      ======                                    ======
Interest rate spread                                    1.88%                                     2.01%
                                                      ======                                    ======
Net interest margin<F4>                                 2.10                                      2.26%
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

                            EQUALITY BANCORP, INC.


               THREE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

NET INCOME

Net income decreased $11,000, or 4.6%, to $234,000 for the three months ended
   June 30, 2000 from $245,000 for the three months ended June 30, 1999. The decrease was primarily the result of decreased noninterest income of $85,000, or 10.0%, and increased noninterest expense of $24,000, or 1.2%, offset by increased net interest income of $73,000, or 4.5%, and decreased income taxes of $26,000, or 15.3%, for the three months ended June 30, 2000.

INTEREST INCOME

Interest income increased $864,000, or 18.0%, to $5.7 million for the three months ended June 30, 2000 from $4.8 million for the three months ended June 30, 1999. The increase is primarily due to increased average investment securities of $33.7 million to $127.4 million for the three months ended June 30, 2000 from $93.7 million for the three months ended June 30, 1999 and increased average loans receivable of $14.5 million to $111.5 million for the three months ended June 30, 2000 from $97.0 million for the three months June 30, 1999, offset by decreased average mortgage-backed securities of $19.1 million to $65.3 million for the three months ended June 30, 2000 from $84.4 million for the three months ended June 30, 1999. The weighted average yield on total interest-earning assets increased to 7.10% for the three months ended June 30, 2000 from 6.76% for the three months ended June 30, 1999 due to the investment of proceeds of mortgage loan and mortgage-backed securities repayments and investment securities sales and maturities into loans receivable and investment securities at current market rates.

INTEREST EXPENSE

Interest expense increased $792,000, or 24.7%, to $4.0 million for the three months ended June 30, 2000 from $3.2 million for the three months ended June 30, 1999. The increase is primarily due to increased average FHLB advances of $10.4 million to $149.7 million for the three months ended
   June 30, 2000 from $139.3 million for the three months ended June 30, 1999 and increased average savings deposits of $26.3 million to $154.6 million for the three months ended June 30, 2000 from $128.3 million for the three months ended June 30, 1999. This increase is due primarily to the opening of three new branch facilities and increased general marketing efforts. Weighted average cost of funds increased to 5.22% for the three months ended June 30, 2000 from 4.75% for the three months ended June 30,1999, which reflect increased general market interest rates on deposits and FHLB advances.

PROVISION FOR LOSSES ON LOANS

The Company had no provision for losses on loans for the three month periods ended June 30, 2000 or June 30, 1999. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The Bank's allowance for loan losses totaled $363,000 at June 30, 2000 and $364,000 at March 31, 2000. The
   allowance for loan losses is established through a provision for loan losses charged to expense. While the Bank maintains its allowance for losses at a level which it considered to be adequate, there can be no assurances that further additions will not be made to the allowance or that such losses will not exceed the estimated amounts.

                            EQUALITY BANCORP, INC.


NONINTEREST INCOME

Noninterest income decreased $85,000, or 10.0%, to $766,000 for the three months ended June 30, 2000 from $851,000 for the three months ended June 30, 1999. This decrease was due primarily to decreased gain on sale of loans of $87,000, or 26.2%, to $244,000 for the three months ended June 30, 2000 from $331,000 for the three months ended June 30, 1999, decreased loan servicing fees and late charges of $62,000, or 19.9%, to $249,000 for the three months ended June 30, 2000 from $311,000 for the three months ended June 30, 1999, and decreased gain on sale of investment securities of $31,000, to a negligible gain for the three months ended June 30, 2000 from $31,000 for the three months ended June 30, 1999, offset by increased other noninterest income of $88,000, or 62.2%, to $230,000 for the three months ended June 30, 2000 from $142,000 for the three months ended June 30, 1999. For the three months ended June 30, 2000, the Company, through EMC, sold $21.6 million of mortgage loans as compared to sales of $28.5 million for the three months ended June 30, 1999. The decreased volume of sales due to rising interest rates resulted in decreased gain on sale for the comparable periods. During the period the average loan servicing portfolio decreased $16.6 million, or 4.5%, to $353.4 million from $370.0 million for the three months ended June 30, 1999.

NONINTEREST EXPENSE

Noninterest expense increased $24,000, or 1.2%, to $2.1 million for the three months ended June 30, 2000 from $2.0 million for the three months ended June 30, 1999. The increase was due primarily to increased occupancy expense of $13,000, or 6.8%, to $196,000 for the three months ended
   June 30, 2000 from $184,000 for the three months ended June 30, 1999, increased data processing expenses of $9,000, or 9.3%, to $100,000 for the three months ended June 30, 2000 from $91,000 for the three months ended June 30, 1999, increased advertising expense of $52,000, or 65.9%, to $132,000 for the three months ended June 30, 2000 from $80,000 for the three months ended June 30, 1999, offset by decreased salary and employee benefits of $34,000, or 2.9%, to $1.1 million for the three months ended June 30, 2000, from $1.2 million for the three months ended June 30, 1999 and decreased FDIC insurance premiums of $11,000, or 61.1%, to $7,000 for the three months ended June 30, 2000 from $19,000 for the three months ended June 30, 1999. Salary and employee benefits decreased primarily due to a reduction of EMC personnel. The increase in occupancy and data processing is reflective of the new branch in Arnold, Missouri which opened in July, 1999.

INCOME TAXES

Income tax expense decreased $26,000, or 15.3%, to $143,000 for the three months ended June 30, 2000 from $169,000 for the three months ended June 30, 1999. This decrease was primarily due to a decrease in income before income tax of $37,000, or 9.0%. The effective tax rate was approximately 38.0% and 40.9% for the three month periods ended June 30, 2000 and 1999, respectively.

                            EQUALITY BANCORP, INC.


NONPERFORMING ASSETS

At June 30, 2000, nonperforming assets were approximately $447,000, which represents a decrease of $272,000, or 37.8%, as compared to March 31, 2000. A summary of nonperforming assets by category is summarized as follows:

                                                June 30,     March 31,
                                                  2000          2000
                                                --------     ---------
                                                    (in thousands)
      Nonaccruing loans:
         One to four family <F1>                 $408           471
         Commercial business                       --           233
         Consumer and other                        39            13
                                                 ----           ---
            Total nonaccruing loans               447           717
      Repossessed assets                           --             2
                                                 ----           ---
            Total nonperforming assets           $447           719
                                                 ====           ===
      Nonaccruing loans as a percent
         of net loans                             .39%          .68%
                                                 ====           ===
      Nonaccruing loans as
         a percent of total assets                .14%          .22%
                                                 ====           ===
      Nonperforming assets as
         a percent of total assets                .14%          .22%
                                                 ====           ===

<F1>  Includes $293,000 and $388,000 of FHA/VA loans, the principal and interest payments of which are either issued by FHA or guaranteed by the VA at June 30, 2000 and March 31, 2000, respectively.

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

                            EQUALITY BANCORP, INC.


LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are deposits, advances from the FHLB, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Bank invests in short-term investment securities and interest-earning assets which provide liquidity to meet lending requirements. Although the Bank's deposits have historically represented the majority of its total liabilities, the Bank also utilizes other borrowing sources, primarily advances from the FHLB which totaled $145.6 million at June 30, 2000. At June 30, 2000, the Bank had approximately $964,000 in outstanding commitments to originate loans, approximately $874,000 of which were adjustable rate loans. The interest rate on one fixed rate commitment was 8.375% at June 30, 2000. The majority of the loans will be sold into the secondary market upon origination.

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

                            EQUALITY BANCORP, INC.


The following table sets forth certain information concerning the Bank's regulatory capital:

                                                            Regulatory Capital
                                           ------------------------------------------------------
                                             Tier I               Tier I               Total
                                            Leverage            Risk-Based           Risk Based
                                            Capital              Capital              Capital
                                           ------------------------------------------------------
                                                          (Dollars in Thousands)
      Stockholders' equity                 $ 24,371               24,371               24,371
      Additional capital item - general
         loan loss reserves                      --                   --                  363
                                           --------              -------              -------
      Total regulatory capital               24,371               24,371               24,734
      Minimum capital requirement             9,543                6,563               13,126
                                           --------              -------              -------
      Excess regulatory capital              14,828               17,808               11,608
                                           ========              =======              =======

      Adjusted total assets                $238,574              164,073              164,073
                                           ========              =======              =======

      Regulatory capital ratio                10.37%               14.85%               15.08%
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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In December, 1998, the Financial Accounting Standards Board (FASB) issued
   Statement of Financial Accounting Standards No. 133, Accounting for
                                                        --------------
   Derivative Instruments and Hedging Activities, (SFAS 133).  SFAS 133
   ---------------------------------------------
   establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In September, 1999, the FASB issued Statement of Financial

                            EQUALITY BANCORP, INC.


   Accounting Standards No. 137, Accounting for Derivative Instruments and
                                 -----------------------------------------
   Hedging Activities - Deferral of the Effective Date of FASB Statement
   ---------------------------------------------------------------------
   No. 133, an Amendment of FASB Statement No. 133, which defers the
   -------
   effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Earlier application of SFAS 133, as amended, is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS 133, as amended.

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

Equality intitially estimated costs of approximately $148,000 to prepare for the century date change. As of June 30, 2000, direct and indirect expenditures have been approximately $92,500. This includes internal and external costs that were expensed as well as capital expenditures that were capitalized. Costs include, but are not limited to salary expenses, outside service fees (i.e., legal, audit, consulting), hardware and software expenditures and equipment costs. Funding for Year 2000 costs has been derived from normal operating cash flow.

Equality focused its efforts on addressing those systems it deems to be critical to ongoing operations. The company-wide project for addressing the Year 2000 issue was segmented into five phases, as recommended by regulators. With regard to internal, mission critical systems, the present state of each phase was estimated at June 30, 2000 as follows:

                                   Completion date/
                                       expected           Percent
                   Phase            completion date      complete
               --------------     ------------------    ----------
               Awareness          December 31, 1997        100%
               Assessment         June 30, 1998            100
               Renovation         December 31, 1998        100
               Testing            March 31, 1999           100
               Implementation     September 30, 1999       100

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

                            EQUALITY BANCORP, INC.


To date, Eqaulity has not experienced any significant disruptions to its financial operating activities caused by failure of computerized systems resulting from Year 2000 issues. Management does not expect Year 2000 issues to have a material adverse effect on Equality's operations or financial results in 2000.

INDUSTRY SEGMENT INFORMATION

The business segment results which follow are consistent with Equality's internal reporting system which is consistent, in all material respects, with generally accepted accounting principles.

                                                         JUNE 30, 2000
----------------------------------------------------------------------------------------------------
                                         EQUALITY       EQUALITY      CORPORATE
                                         SAVINGS        MORTGAGE         AND
                                           BANK       CORPORATION       OTHER          TOTAL
----------------------------------------------------------------------------------------------------
Balance sheet information:
   Investment and mortgage-
      backed securities                179,215,891           --          87,730      179,303,621
   Loans receivable, net               111,173,806    4,304,841      (1,459,045)     114,019,602
   Total assets                        326,139,182    6,359,105      (3,363,331)     329,134,956
   Savings deposits                    160,553,486           --        (813,577)     159,739,909
   Stockholders' equity                 19,430,847    2,355,806      (1,358,042)      20,428,611
                                       ===========    =========      ==========      ===========

Statement of income information:
   Total interest income                 5,574,171       94,046          10,015        5,678,232
   Total interest expense                4,019,706       53,325         (75,035)       3,997,996
   Net interest income                   1,554,465       40,721          85,050        1,680,236
   Provision for losses on loans                --           --              --               --
   Noninterest income                       76,409      594,010          95,159          765,578
   Noninterest expense                   1,257,805      665,163         145,285        2,068,253
   Income tax expense                      148,683      (11,856)          6,654          143,481
   Net income (loss)                       224,386      (18,576)         28,270          234,080
                                       ===========    =========      ==========      ===========

Capital expenditures                       175,131            0               0          175,131
                                       ===========    =========      ==========      ===========



                                     EQUALITY BANCORP, INC.

                                                         JUNE 30, 1999
----------------------------------------------------------------------------------------------------
                                         EQUALITY       EQUALITY      CORPORATE
                                         SAVINGS        MORTGAGE         AND
                                           BANK       CORPORATION       OTHER          TOTAL
----------------------------------------------------------------------------------------------------
Balance sheet information:
   Investment and mortgage-
      backed securities                181,523,654            --         87,730      181,611,384
   Loans receivable, net                99,036,661    14,180,139    (11,016,639)     102,200,161
   Total assets                        301,853,869    16,902,136    (12,832,244)     305,923,761
   Savings deposits                    129,395,784            --       (720,638)     128,675,146
   Stockholders' equity                 23,721,649     2,272,422     (1,269,822)      24,724,249
                                       ===========    ==========     ==========      ===========

Statement of income information:
   Total interest income                 4,709,023       172,991        (67,915)       4,814,099
   Total interest expense                3,225,910       123,018       (142,466)       3,206,462
   Net interest income                   1,483,113        49,973         74,551        1,607,637
   Provision for losses on loans                --            --             --               --
   Noninterest income                       71,809       686,604         92,477          850,890
   Noninterest expense                   1,115,247       736,217        192,297        2,043,761
   Income tax expense                      175,913           135         (6,608)         169,440
   Net income (loss)                       263,762           225        (18,661)         245,326
                                       ===========    ==========     ==========      ===========

Capital expenditures                       514,211         7,872          7,226          529,309
                                       ===========    ==========     ==========      ===========

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


Item 1.     Legal Proceedings
            -----------------
      None.

Item 2.     Changes in Securities and Use of Proceeds
            -----------------------------------------
      None.

Item 3.     Defaults Upon Senior Securities
            -------------------------------
      None.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------
      None.

Item 5.     Other information
            -----------------
      Regulatory Agreement
      --------------------
      As a result of the FDIC's first regular examination following the Bank's conversion from a federally-chartered savings and loan association to a state-chartered savings bank on December 28, 1999, the Bank entered into a Memorandum of Understanding (MOU) with the FDIC and
      the Division on June 26, 2000.   By signing the MOU, the Bank has
      agreed to take certain actions in response to concerns raised by the FDIC. The MOU addresses: (A) the Board of Directors of the Bank to assess its management and staffing needs to ensure proper supervision of the Bank's affairs; (B) the Bank to review its earnings performance, to develop a written plan to improve earnings performance and to prepare a revised 2001 budget reflecting remedial actions to improve the Bank's earnings; (C) the Bank to implement a suitable method for measuring and monitoring its interest rate risk (IRR), establish IRR parameters and provide for independent review of the validity of the assumptions, data, and results of the method used; (D) the Bank to develop a written funds management policy overseen by an Asset/Liability Committee, the membership of which shall include non-officer director representation and which shall report to the Board of Directors, and to establish goals and strategies for managing or improving the Bank's IRR profile; (E) the Bank to maintain a Tier I Leverage Ratio of not less than 7% while the MOU is in effect; (F) the Bank to refrain from declaring or paying any dividends and/or management fees to Equality without prior written regulatory approval;
      (G) the Bank to present to the FDIC and the Division periodic updates regarding its asset growth objectives, particularly in light of capital and liquidity needs; (H) the Bank to provide a revised investment policy, modify certain investment practices, and ensure the policy is implemented and followed; (I) the Bank to develop an internal audit program and appoint an internal auditor who shall report to the Board of Directors; (J) the Bank to take steps to correct and/or eliminate violations cited by the FDIC and the Division; (K) the Bank to implement procedures to address regulatory concerns regarding the retail sale of nondeposit investment products by the Bank; and (L) the Bank to submit periodic progress reports to the FDIC and Division regarding the Bank's compliance with the MOU.

      The MOU is not a formal supervisory action by the FDIC but is an enforceable action. Failure to comply with the MOU can lead to a formal enforcement action. The Bank believes that it can comply with the MOU and is currently taking the necessary steps to do so. Compliance with the MOU is not expected to have a materially adverse impact on the operations and financial condition of the Bank. The MOU will remain in effect until terminated by the Kansas City Regional Director of the FDIC.

                            EQUALITY BANCORP, INC.


      Definitive Agreement
      --------------------

      On July 26, 2000, Equality signed a definitive agreement with Allegiant Bancorp, Inc. ("Allegiant") for the acquisition of Equality by Allegiant.

      Allegiant and Equality are both headquartered in St. Louis, Missouri. The acquisition, which is subject to shareholder and regulatory approval, is expected to close in the second half of the year. Under the terms of the agreement, Allegiant will exchange approximately 2.7 million shares of its common stock for all of the outstanding common stock of Equality. Each share of Equality is to be exchanged for 1.118 shares of Allegiant. When closed, the transaction is expected to be accretive to both Allegiant's book value and earnings per share.

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


                            EQUALITY BANCORP, INC.
                                  Registrant




Date:    August 11, 2000                   /s/ Richard C. Fellhauer
      ----------------------------         -----------------------------------
                                           Richard C. Fellhauer, President,
                                           Chief Executive Officer and
                                           Chairman of the Board



Date:    August 11, 2000                   /s/ Michael A. Deelo
      ----------------------------         -----------------------------------
                                           Michael A. Deelo,
                                           Chief Financial Officer