Form 10QSB
period 2000-09-30
EQUALITY BANCORP INC
filed 2000-11-13
CIK 1040476

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000.

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________ to ____________

                        Commission File No. 333-30469

                            EQUALITY BANCORP, INC.
                            ----------------------
      (Exact name of small business issuer as specified in its charter)

                    DELAWARE                           43-1785126
       ---------------------------------      ---------------------------
         (State or other jurisdiction         (I.R.S. Employer ID Number)
       of incorporation or organization)

        9920 WATSON ROAD, ST. LOUIS, MO                  63126
    ---------------------------------------------------------------------
    (Address of principal executive offices)           (zip code)

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

                           Yes    X          No
                               -------          -------

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class               Shares Outstanding at November 14, 2000
  -----------------------------   ---------------------------------------
  Common Stock, Par Value $0.01                  2,550,920

Traditional Small Business Disclosure Format (Check one): Yes       No   X
                                                              -----    -----

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

                             EQUALITY BANCORP, INC. AND SUBSIDIARY

                                  Consolidated Balance Sheets
                             September 30, 2000 and March 31, 2000
                                          (Unaudited)
                                                                   Sept. 30,         March 31,
               Assets                                                 2000              2000
               ------                                            ------------       -----------
Cash, primarily interest-bearing demand accounts                 $ 24,286,095         9,080,509
Interest-bearing deposits                                              99,000           198,000
Investment securities:
   Available for sale, at fair value                               22,927,755       120,575,542
   Held to maturity, at amortized cost                                600,000           600,000
Mortgage-backed securities available
   for sale, at fair value                                         58,914,090        64,137,674
Loans receivable, net                                             173,973,296       105,315,729
Investment in real estate                                              58,054            58,054
Stock in Federal Home Loan Bank                                     4,527,400         7,987,100
Mortgage servicing rights                                                  --         1,273,768
Office properties and equipment, net                                6,937,840         6,935,115
Deferred tax asset                                                    998,075         2,775,937
Accrued interest receivable and other assets                        5,046,087         4,397,879
                                                                 ------------       -----------
                                                                  298,367,692       323,335,307
                                                                 ============       ===========

   Liabilities and Stockholders' Equity
   ------------------------------------
Savings deposits                                                  183,636,320       140,885,244
Accrued interest payable on savings deposits                          113,291           147,711
Federal Home Loan Bank advances                                    90,508,648       159,740,626
Borrowed money                                                      1,157,799         1,694,534
Advance payments by borrowers for taxes and insurance                  51,375            35,800
Income tax payable                                                         --           276,568
Accrued expenses and other liabilities                                658,809           629,822
                                                                 ------------       -----------
         Total liabilities                                        276,126,242       303,410,305
Commitments and contingencies
Stockholders' equity:
      Preferred stock, $.01 par value per share;
         200,000 shares authorized; none issued                            --                --
      Common stock, $.01 par value per share; 4,000,000
         shares authorized; 2,546,411 and 2,544,094
         shares issued and outstanding at September 30,
         2000 and March 31, 2000, respectively                         25,464            25,441
      Additional paid-in capital                                   16,202,266        16,192,342
      Retained earnings - substantially restricted                 11,243,294        11,849,449
      Accumulated other comprehensive loss                         (2,666,300)       (5,447,058)
      Treasury stock, at cost, 160,105 and 158,055
         shares at September 30, 2000 and
         March 31, 2000, respectively                              (1,246,136)       (1,233,799)
Unamortized restricted stock awards                                  (400,451)         (471,509)
Unearned ESOP shares                                                 (916,687)         (989,864)
                                                                 ------------       -----------
      Total stockholders' equity                                   22,241,450        19,925,002
                                                                 ------------       -----------
                                                                 $298,367,692       323,335,307
                                                                 ============       ===========

See accompanying notes to consolidated financial statements.

                                      EQUALITY BANCORP, INC. AND SUBSIDIARY

                                      Consolidated Statements of Operations
                              Three and Six months ended September 30, 2000 and 1999
                                                   (Unaudited)

                                                                Three months                   Six months
                                                             ended September 30            ended September 30
                                                            2000          1999            2000            1999
                                                         ----------     ---------      ----------      ----------
Interest income:
   Loans receivable                                      $2,407,879     1,913,816       4,589,682       3,738,333
   Investment securities                                  1,937,901     2,027,868       4,172,480       3,642,154
   Mortgage-backed securities                             1,013,363     1,159,389       2,109,872       2,415,132
   Interest-bearing deposits                                 95,116        22,112         130,695          32,032
   Other                                                    117,793       123,826         247,555         233,459
                                                         ----------     ---------      ----------      ----------
      Total interest income                               5,572,052     5,247,011      11,250,284      10,061,110
                                                         ----------     ---------      ----------      ----------
Interest expense:
   Savings deposits                                       2,105,297     1,364,772       3,818,995       2,738,455
   Advances from the Federal Home Loan Bank               1,937,941     2,117,622       4,210,997       3,938,599
   Other borrowed money                                      14,158        17,423          25,400          29,225
                                                         ----------     ---------      ----------      ----------
      Total interest expense                              4,057,396     3,499,817       8,055,392       6,706,279
                                                         ----------     ---------      ----------      ----------
         Net interest income                              1,514,656     1,747,194       3,194,892       3,354,831
Provision for losses on loans                                    --            --              --              --
                                                         ----------     ---------      ----------      ----------
         Net interest income after pro-
           vision for losses on loans                     1,514,656     1,747,194       3,194,892       3,354,831
                                                         ----------     ---------      ----------      ----------
Noninterest income:
   Gain on sale of mortgage loans                         1,921,536       264,088       2,165,880         595,221
   Loan servicing fees and late charges                     190,152       303,735         439,304         614,858
   Rental income                                             41,877        45,490          84,103          81,816
   Gain (loss) on sale of investment
      and mortgage backed securities
      available for sale                                 (2,716,878)      (21,807)     (2,716,704)          8,896
   Other                                                    192,531       166,258         422,213         307,864
                                                         ----------     ---------      ----------      ----------
      Total noninterest income (expense)                   (370,782)      757,764         394,796       1,608,655
Noninterest expense:
   Salaries and employee benefits                         1,124,067     1,162,692       2,249,816       2,322,558
   Occupancy                                                220,248       237,034         416,428         420,646
   Data processing                                          120,824       120,817         220,430         211,948
   Advertising                                               37,720        76,835         169,700         156,371
   Deposit insurance premiums                                 8,038        18,783          15,245          37,295
   Other                                                    547,817       451,725       1,055,348         962,830
                                                         ----------     ---------      ----------      ----------
      Total noninterest expense                           2,058,714     2,067,886       4,126,967       4,111,648
                                                         ----------     ---------      ----------      ----------
Income (loss) before income
      tax expense (benefit)                                (914,840)      437,072        (537,279)        851,838
Income tax expense (benefit)                               (346,348)      166,865        (202,867)        336,305
                                                         ----------     ---------      ----------      ----------
         Net income (loss)                               $ (568,492)      270,207        (334,412)        515,533
                                                         ==========     =========      ==========      ==========
Basic earnings (loss) per share                          $     (.25)          .12            (.15)            .22
                                                         ==========     =========      ==========      ==========
Diluted earnings (loss) per share                        $     (.25)          .11            (.15)            .22
                                                         ==========     =========      ==========      ==========

See accompanying notes to consolidated financial statements.

                                   Consolidated Statement of Stockholders' Equity
                                         Six months ended September 30, 2000
                                                     (Unaudited)


                                                                Accum-
                                                                ulated
                                                                 other                   Unamor-
                                        Addi-                   compre-                   tized                 Total
                     Common Stock      tional                   hensive                 restricted Unearned     stock-
                     ------------      paid-in     Retained     income      Treasury      stock      ESOP      holders'
                    Shares   Amount    capital     earnings     (loss)        stock       awards    shares      equity
                  ---------  -------  ----------  ----------   ---------    ---------   ---------- --------   -----------
Balance,
  March 31,
  2000            2,544,094  $25,441  16,192,342  11,849,449  (5,447,058) (1,233,799)   (471,509)  (989,864)  $19,925,002

Net loss                                            (334,412)                                                    (334,412)

Dividend paid
 on unvested
 stock options                             6,318                                                                    6,318

Exercise of
 stock options        2,317       23       8,377                                                                    8,400

Purchase of
 treasury
 stock,
 at cost                                                                     (12,337)                             (12,337)

Amortization
 of restricted
 stock awards                                                                             71,058                   71,058

Amortization
 of ESOP
 awards                                   (4,771)                                                    73,177        68,406

Dividend
 declared
 on common
 stock at
 $.12 per share                                     (271,743)                                                    (271,743)

Other
 comprehensive
 income
 (loss), net
 of tax                                                        2,780,758                                        2,780,758
                  ---------  -------  ----------  ----------  ----------  ----------    --------   --------   -----------
Balance,
  Sept. 30,
  2000            2,546,411  $25,464  16,202,266  11,243,294  (2,666,300) (1,246,136)   (400,451)  (916,687)  $22,241,450
                  =========  =======  ==========  ==========  ==========  ==========    ========   ========   ===========

See accompanying notes to consolidated financial statements.

                                         EQUALITY BANCORP, INC.

                                  Consolidated Statements of Cash Flows
                              Six months ended September 30, 2000 and 1999
                                               (Unaudited)

                                                                            2000              1999
                                                                        -----------        ----------
Cash flows from operating activities:
   Net income (loss)                                                    $  (334,412)          515,533
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization:
         Office properties and equipment                                    202,691           209,815
         Premiums and discounts, net                                       (691,924)         (589,215)
         Mortgage servicing rights                                          197,461           322,508
         Restricted stock awards                                             71,058            76,373
      Decrease (increase) in accrued interest receivable                  1,117,913          (737,632)
      Loss (gain) on sale of investment and mortgage-backed
         securities available for sale                                    2,716,704            (8,896)
      Decrease in accrued interest payable on savings deposits              (34,420)          (41,981)
      Change in income tax payable                                         (276,568)          (37,634)
      Other, net                                                         (1,686,068)          (63,825)
   Origination and purchase of loans held for sale                      (40,855,946)      (58,485,155)
   Proceeds from sales of loans held for sale                            40,298,105        58,589,886
                                                                        -----------       -----------
            Net cash provided by (used in) operating activities             724,594          (250,223)
                                                                        -----------       -----------
Cash flow from investing activities:
   Net change in loans receivable                                       (67,015,268)       (8,506,253)
   Decrease in interest-bearing deposits                                     99,000           590,000
   Principal repayments on investment securities, AFS                         1,609             9,114
   Principal repayments on mortgage-backed securities, AFS                4,639,744        12,582,326
   Proceeds from the sale of investment securities, AFS                  99,494,298         5,013,280
   Proceeds from the maturity of investment securities, AFS               3,650,000        20,190,000
   Proceeds from the sale of mortgage-backed securities, AFS              1,510,847         5,650,348
   Purchase of investment securities, AFS                                (3,875,780)      (60,884,425)
   Purchase of mortgage-backed securities, AFS                                   --        (5,300,430)
   Sale (purchase) of stock in Federal Home Loan Bank                     3,459,700        (1,089,100)
   Purchase of office properties and equipment, net                        (205,416)         (748,254)
                                                                        -----------       -----------
         Net cash provided by (used in) investing activities             41,758,734       (32,493,394)
                                                                        -----------       -----------
Cash flow from financing activities:
   Net increase in savings deposits                                      42,751,076         1,374,328
   Proceeds from Federal Home Loan Bank advances                                 --        30,000,000
   Repayment of Federal Home Loan Bank advances                         (69,231,978)         (218,502)
   Proceeds from (repayment of) other borrowed money                       (536,735)        1,555,115
   Increase in advance payments by borrowers
      for taxes and insurance                                                15,575            16,253
   Cash dividends paid                                                     (271,743)         (280,318)
   Purchase of treasury stock                                               (12,337)         (423,935)
   Proceeds from exercise of stock options                                    8,400             3,300
                                                                        -----------       -----------
         Net cash provided by (used in) financing activities            (27,277,742)       32,026,241
                                                                        -----------       -----------
            Net increase (decrease) in cash and cash equivalents         15,205,586          (717,376)
Cash and cash equivalents, beginning of period                            9,080,509         6,449,613
                                                                        -----------       -----------
Cash and cash equivalents, end of period                                $24,286,095         5,732,237
                                                                        ===========       ===========
Supplemental disclosure of cash flow information:
   Interest paid                                                        $ 8,173,672         6,726,010
   Income taxes paid, net                                                   518,606           360,660

See accompanying notes to consolidated financial statements.

                                         EQUALITY BANCORP, INC.

                             Consolidated Statements of Comprehensive Income
                              Six months ended September 30, 2000 and 1999
                                               (Unaudited)

                                                                          2000               1999
                                                                       ----------         ----------
Net Income (loss)                                                      $ (334,412)           515,533
Other comprehensive income (loss):
   Net unrealized gain (loss) on investment and mortgage-
      backed securities available for sale, net of tax                  1,123,569         (1,517,979)
   Less adjustment for gain on sale of investment and
      mortgage-backed securities available for sale
      realized in net income, net of tax credit of $1,059,515
      and tax of $3,469 for the six months ended
      September 30, 2000 and 1999, respectively                         1,657,189             (5,427)
                                                                       ----------         ----------
Total other comprehensive income (loss)                                 2,780,758         (1,523,406)
                                                                       ----------         ----------
Comprehensive income (loss)                                            $2,446,346         (1,007,873)
                                                                       ==========         ==========

See accompanying notes to consolidated financial statements.

                            EQUALITY BANCORP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 2000
                                 (Unaudited)


(1)   Basis of Presentation
      ---------------------
      The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information for footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included in the results of operations for the three and six months ended September 30, 2000 and 1999.

      Operating results for the six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

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

(3)   Earnings Per Share
      ------------------
      Basic earnings per share for the six month periods ended September 30, 2000 and 1999 were computed based upon net income for the period using weighted average common shares outstanding of 2,270,008 and 2,343,930, respectively. For the three month periods ended September 30, 2000 and 1999, basic earnings per share were computed upon net income for the period using weighted average common shares outstanding of 2,272,629 and 2,337,322, respectively.

      Diluted earnings per share for the six month periods ended September 30, 2000 and 1999 were computed based upon net income for the period using weighted average common shares and dilutive potential common shares outstanding of 2,285,705 and 2,370,419, respectively. Stock options are the only dilutive potential common shares. For the three month periods ended September 30, 2000 and 1999, diluted earnings per share were computed using average common shares outstanding of 2,290,678 shares and 2,362,966 shares, respectively.

                            EQUALITY BANCORP, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                              PLAN OF OPERATION


The following discussion reviews the financial condition and results of operations of Equality Bancorp, Inc., and its subsidiary, Equality Savings Bank, with subsidiaries, as of September 30, 2000 and for the three and six months then ended.


The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


CHANGES IN FINANCIAL CONDITION

The total assets of the Company decreased $25.0 million, or 7.7%, to $298.4 million at September 30, 2000 from $323.3 million at March 31, 2000. This decrease in asset size primarily relates to a decrease in investment securities, mortgage-backed securities, and stock in the Federal Home Loan Bank of Des Moines (FHLB) which were used to repay FHLB advances, fund increased loans receivable, and maintain cash reserves for future investment.

Cash, primarily interest bearing demand accounts, increased $15.2 million, or 167.5%, to $24.3 million at September 30, 2000 from $9.1 million at March 31, 2000. This increase is primarily the result of decreased investment securities, mortgage-backed securities, and stock in the FHLB, and increased savings deposits offset by increased loans receivable and decreased FHLB advances.

Interest bearing deposits decreased $99,000, or 50.0%, to $99,000 at September 30, 2000 from $198,000 at March 31, 2000. The decrease is due to the maturity of one certificate of deposit at another financial institution. The Company is consciously reducing its investment in this area as certificates of deposit mature.

Investment securities available for sale decreased $97.7 million, or 81.0%, to $22.9 million at September 30, 2000 from $120.6 million at March 31, 2000. The decrease is due primarily to the Company's conscious liquidation of a significant portion of its investment portfolio in late September, 2000, to purchase a number of commercial loans totaling $51.8 million from Allegiant Bank, a local commercial bank and the proposed acquiring company in the recently announced merger, as well as repayment of maturing FHLB advances totaling $69.2 million. This sale resulted in approximate losses of $2.7 million. Although no assurances can be made, management believes that the restructuring will result in a significant reduction of the Company's current interest rate risk exposure as well as future improvement in interest income. Included in the remaining investment securities is a $2.0 million corporate obligation, with a fair value of $1.3 million at September 30, 2000 which was downgraded below investment grade; however, the security continues to meet its interest paying obligations.
   Management believes the decline in the fair value of this security is temporary. Equality has the ability and it is managements intention to hold this security until maturity.

Investment securities held to maturity totaled $600,000 at September 30, 2000 and March 31, 2000, respectively.

Mortgage-backed securities available for sale decreased $5.2 million, or 8.1%, to $58.9 million at September 30, 2000 from $64.1 million at March 31, 2000. This decrease is the result of principal repayments of $4.6 million and sales proceeds of $1.5 million, offset

                            EQUALITY BANCORP, INC.


   by a mark to market adjustment of $1.1 million to reflect improvement in the unrealized loss on mortgage-backed securities at September 30, 2000.

Loans receivable, net, increased $68.7 million, or 65.2%, to $174.0 million at September 30, 2000, from $105.3 million at March 31, 2000. Loans held for investment increased $67.0 million, or 65.3%, to $169.7 million at September 30, 2000 from $102.7 million at March 31, 2000. In late September, 2000 the Bank purchased $51.8 million of commercial loans from Allegiant Bank. This purchase was designed to contribute to improved future interest income and to assist in the reduction of the Bank's current interest rate risk profile. In addition, the increase represents Equality's efforts to prudently increase its loan portfolio while developing an expanded retail banking presence in its market area. Loans held for sale increased $1.6 million, or 61.9%, to $4.3 million at September 30, 2000 from $2.6 million at March 31, 2000. This increase is the result of EMC mortgage loan originations totaling $40.9 million offset by mortgage loan sales of $40.3 million at September 30, 2000.



The following table sets forth composition of the Company's loan portfolio in dollars and in percentages of total loans at the dates indicated:

                                                     SEPTEMBER 30, 2000        MARCH 31, 2000
                                                     ------------------        --------------
                                                     AMOUNT      PERCENT     AMOUNT      PERCENT
                                                    --------     -------    --------     -------
       (DOLLARS IN THOUSANDS)
   Loans secured by real estate:
      Residential:
         One to four family:
            Conventional                            $ 76,515       43.9%    $ 68,183       64.5%
            FHA/VA                                    11,748        6.7       10,758       10.2
            Loans held for sale                        4,275        2.5        2,641        2.5
            Multifamily                                1,207        0.7        1,343        1.3
      Commercial                                       3,143        1.8        4,097        3.9
                                                    --------      -----     --------      -----
   Total Real Estate Loans                            96,888       55.6       87,022       82.4

   Commercial Business Loans                          71,748       41.1       14,476       13.7
                                                    --------      -----     --------      -----
   Consumer Loans:
            Loans secured by savings deposits            285        0.2          257        0.2
            Property improvement loans                 1,947        1.1        1,633        1.5
            Automobile loans                           3,128        1.8        1,763        1.7
            Other consumer loans                         381        0.2          563        0.5
                                                    --------      -----     --------      -----
   Total Consumer Loans                                5,741        3.3        4,216        3.9
                                                    --------      -----     --------      -----
   Total Loans                                       174,377      100.0%     105,714      100.0%

   LESS:

            Deferred loan fees                             9                      21
            Unearned discounts                            34                      13
            Allowance for loan losses                    361                     364
                                                    --------                --------
   Total loans receivable, net                      $173,973                $105,316
                                                    ========                ========

                            EQUALITY BANCORP, INC.


Office properties and equipment totaled $6.9 million at September 30, 2000 and March 31, 2000, respectively.

Savings deposits increased $42.8 million, or 30.3%, to $183.6 million at September 30, 2000 from $140.9 million at March 31, 2000 as a result of continued general marketing efforts in addition to increased customer recognition and increased usage of the recently established branch facilities.

FHLB advances decreased $69.2 million, or 43.3%, to $90.5 million at September 30, 2000 from $159.7 million at March 31, 2000. Proceeds from the sale of investment securities, increased savings deposits, principal repayments on mortgage-backed securities, and proceeds from the redemption of FHLB stock were used to repay these maturing borrowings.

Other borrowed money decreased $537,000, or 31.7%, to $1.2 million at September 30, 2000 from $1.7 million at March 31, 2000. These short term borrowings relate to a warehouse line of credit established with an independent bank and maintained by EMC, the proceeds of which were invested solely in residential mortgage loans.

Total stockholders' equity increased $2.3 million, or 11.6%, to $22.2 million at September 30, 2000 from $19.9 million at March 31, 2000. The increase was primarily attributable to improvement in the mark to market adjustment on securities available for sale of $2.8 million, amortization of unearned ESOP shares of $68,000, and a reduction of unamortized restricted stock awards of $71,000, offset by net losses of $334,000 and payment of dividends on common stock totaling $271,000.

                                          EQUALITY BANCORP, INC.

                              UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET,
                                  INTEREST AND DIVIDENDS EARNED OR PAID,
                                  AND RELATED INTEREST YIELDS AND RATES

                                                       THREE MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------
                                                    2000                                1999
------------------------------------------------------------------------------------------------------------
                                                 INTEREST                            INTEREST
                                      AVERAGE       AND        YIELD/     AVERAGE       AND        YIELD/
                                    BALANCE<F1>  DIVIDENDS    COST<F2>  BALANCE<F1>  DIVIDENDS    COST<F2>
------------------------------------------------------------------------------------------------------------
                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans Receivable<F3>              $137,662     $2,408       7.00%      $ 99,314    $1,914        7.71%
   Investment securities               87,635      1,938       8.85        110,573     2,028        7.34
   Mortgage-backed securities          61,885      1,013       6.55         78,905     1,159        5.88
   Interest-bearing deposits           12,809         95       2.97          3,811        22        2.31
   Investment in FHLB                   5,947        118       7.94          7,803       124        6.36
                                     --------     ------                  --------    ------
   Total interest-earning
      assets                          305,938      5,572       7.29        300,406     5,247        6.99
                                                  ------                              ------
   Other assets                         6,358                               13,120
                                     --------                             --------
Total assets                          312,296                              313,526
                                     ========                             ========
Interest bearing liabilities:
   Regular savings                     18,758                               21,375
   NOW accounts                        19,794                               17,984
   Money market accounts               12,396                                9,571
   Certificates of deposit            125,001                               81,103
                                     --------                             --------
Total savings deposits                175,949      2,105       4.79        130,033     1,365        4.20
   FHLB advances                      113,881      1,938       6.81        154,003     2,118        5.50
   Other interest-bearing
      liabilities                       2,030         14       2.76          3,228        17        2.11
                                     --------     ------                  --------    ------
Total interest bearing
      liabilities                     291,860      4,057       5.56        287,264     3,500        4.87
                                                  ------                              ------
   Other liabilities                     (607)                               1,978
                                     --------                             --------
Total liabilities                     291,253                              289,242
Stockholders' equity                   21,043                               24,284
                                     --------                             --------
Total liabilities and
   stockholders' equity              $312,296                             $313,526
                                     ========                             ========
Net interest income                               $1,515                              $1,747
                                                  ======                              ======
Interest rate spread                                1.73%                               2.12%
                                                  ======                              ======
Net interest margin<F4>                             1.98%                               2.33%
                                                  ======                              ======
Ratio of average interest-
   earning assets to
   average interest-bearing
   liabilities                                                 1.05X                                1.05X
                                                               ====                                 ====

<F1> Average balances are computed on a monthly basis (month-end balances).
<F2> Annualized.
<F3> Does not include interest on loans 90 days or more past due.
<F4> Net interest income divided by average interest-earning assets.

                            EQUALITY BANCORP, INC.

            THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NET INCOME
Net income decreased $839,000, or 310.4%, to a loss of $568,000 for the three months ended September 30, 2000 from net income of $270,000 for the three months ended September 30, 1999. The decrease was primarily the result of the loss on the sale of investment securities of $2.7 million, and decreased net interest income of $233,000, or 13.3%, offset by increased gain on the sale of loans of $1.7 million and decreased income taxes of $513,000, or 307.6%, for the three months ended September 30, 2000.

INTEREST INCOME
Interest income increased $325,000, or 6.2%, to $5.6 million for the three months ended September 30, 2000 from $5.2 million for the three months ended September 30, 1999. The increase is primarily due to increased average loans receivable of $38.4 million to $137.7 million for the three months ended September 30, 2000 from $99.3 million for the three months September 30, 1999 offset by decreased average investment securities of $22.9 million to $87.6 million for the three months ended September 30, 2000 from $110.6 million for the three months ended September 30, 1999 and decreased average mortgage-backed securities of $17.0 million to $61.9 million for the three months ended September 30, 2000 from $78.9 million for the three months ended September 30, 1999. The weighted average yield on total interest-earning assets increased to 7.29% for the three months ended September 30, 2000 from 6.99% for the three months ended September 30, 1999 due to the reinvestment of investment securities sales proceeds into higher yielding commercial loans.

INTEREST EXPENSE
Interest expense increased $558,000, or 15.9%, to $4.1 million for the three months ended September 30, 2000 from $3.5 million for the three months ended September 30, 1999. The increase is primarily due to increased average savings deposits of $45.2 million to $175.9 million for the three months ended September 30, 2000 from $130.7 million for the three months ended September 30, 1999 offset by decreased average FHLB advances of $40.1 million to $113.9 million for the three months ended September 30, 2000 from $154.0 million for the three months ended September 30, 1999. This overall increase is due primarily to the increased recognition and use of recently opened branch facilities and increased general marketing efforts. Weighted average cost of funds increased to 5.56% for the three months ended September 30, 2000 from 4.86% for the three months ended September 30, 1999 reflecting generally higher interest rates and the Bank's competitive environment for new deposits.


PROVISION FOR LOSSES ON LOANS
The Company had no provision for losses on loans for the three month periods ended September 30, 2000 or September 30, 1999. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The Bank's allowance for loan losses totaled $361,000 at September 30, 2000 and $364,000 at March 31, 2000. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurances that further additions will not be made to the allowance or that such losses will not exceed the estimated amounts.

                            EQUALITY BANCORP, INC.

NONINTEREST INCOME
Noninterest income decreased $1.1 million, or 148.9%, to a loss of $371,000 for the three months ended September 30, 2000 from income of $758,000 for the three months ended September 30, 1999. This decrease was due primarily to the loss on the sale of investment securities of $2.7 million for the three months ended September 30, 2000 compared to a loss on sale of $22,000 for the three months ended September 30, 1999, and decreased loan servicing fees and late charges of $114,000, or 37.4%, to $190,000 for the three months ended September 30, 2000 from $304,000 for the three months ended September 30, 1999 offset by increased gain on sale of loans of $1.7 million, or 627.6%, to $1.9 million for the three months ended September 30, 2000 from $264,000 for the three months ended September 30, 1999. For the three months ended September 30, 2000, the Company, through EMC, sold approximately $236 million of various government agency servicing into the secondary market and recorded a gain on that sale of $1.7 million. In addition, EMC sold $17.8 million in mortgage loans as compared to sales of $30.3 million for the three months ended September 30, 1999. The decreased volume of sales resulted in decreased gain on sale for the comparable periods. The Company's sale of servicing resulted in a reduction in the average loan servicing portfolio of $130.6 million, or 34.2%, to $251.5 million for the three months ended September 30, 2000 from $382.1 million for the three months ended September 30, 1999.

NONINTEREST EXPENSE
Noninterest expense decreased $9,000, or 0.4%, remaining at $2.1 million for the three months ended September 30, 2000 and September 30, 1999, respectively. The decrease was due to decreased salary and employee benefits of $39,000, or 3.3%, to $1.1 million for the three months ended September 30, 2000 from $1.2 million for the three months ended September 30, 1999, decreased occupancy expense of $17,000, or 7.1%, to $220,000 for the three months ended September 30, 2000 from $237,000 for the three months ended September 30, 1999, and decreased advertising expenses of $39,000, or 50.9%, to $38,000 for the three months ended September 30, 2000 from $77,000 for the three months ended September 30, 1999 offset by increased other expense of $96,000, or 21.3%, to $548,000 for the three months ended September 30, 2000 from $452,000 for the three months ended September 30, 1999. Salary and employee benefits, as well as occupancy and advertising expenses, decreased due to a decrease in the number of EMC personnel and as a result of the Company's efforts in areas of expense reduction. The increase in other expenses is primarily due to legal and professional expenses associated with the merger of the Company with and into Allegiant Bancorp.

INCOME TAXES
Income tax expense decreased $513,000, or 307.6%, to a benefit of $346,000 for the three months ended September 30, 2000 from expense of $167,000 for the three months ended September 30, 1999. This decrease was primarily due to a decrease in income before income tax of $1.4 million, or 309.3%, to a loss before income tax of $915,000 for the period ended September 30, 2000 as compared to income before income tax of $437,000 for the similar period in 1999.

                                          EQUALITY BANCORP, INC.

                              UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET,
                                  INTEREST AND DIVIDENDS EARNED OR PAID,
                                  AND RELATED INTEREST YIELDS AND RATES


                                                        SIX MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------
                                                    2000                                1999
------------------------------------------------------------------------------------------------------------
                                                 INTEREST                            INTEREST
                                      AVERAGE       AND        YIELD/     AVERAGE       AND        YIELD/
                                    BALANCE<F1>  DIVIDENDS    COST<F2>  BALANCE<F1>  DIVIDENDS    COST<F2>
------------------------------------------------------------------------------------------------------------
                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans Receivable<F3>              $124,608    $ 4,590        7.37%     $ 98,300    $3,738        7.61%
   Investment securities              107,536      4,172        7.76       102,138     3,642        7.13
   Mortgage-backed securities          63,605      2,110        6.63        81,662     2,415        5.91
   Interest-bearing deposits           10,604        130        2.45         3,338        32        1.92
   Investment in FHLB                   6,733        248        7.37         7,443       234        6.29
                                     --------    -------                  --------    ------
   Total interest-earning
      assets                          313,086     11,250        7.19       292,881    10,061        6.87
                                                 -------                              ------
   Other assets                         5,858                               12,776
                                     --------                             --------
Total assets                          318,944                              305,657
                                     ========                             ========
Interest bearing liabilities:
   Regular savings                     19,104                               21,209
   NOW accounts                        19,744                               17,103
   Money market accounts               12,551                                8,998
   Certificates of deposit            113,871                               81,852
                                     --------                             --------
Total savings deposits                165,270      3,819        4.62       129,162     2,738        4.24
   FHLB advances                      131,773      4,211        6.39       146,641     3,939        5.37
   Other interest-bearing
      liabilities                       2,134         25        2.34         2,826        29        2.05
                                     --------    -------                  --------    ------
Total interest-bearing
      liabilities                     299,177      8,055        5.38       278,629     6,706        4.81
                                                 -------                              ------
   Other liabilities                     (827)                               2,265
                                     --------                             --------
Total liabilities                     298,350                              280,894
Stockholders' equity                   20,594                               24,763
                                     --------                             --------
Total liabilities and
   stockholders' equity              $318,944                             $305,657
                                     ========                             ========
Net interest income                              $ 3,195                              $3,355
                                                 =======                              ======
Interest rate spread                                1.81%                               2.06%
                                                 =======                              ======
Net interest margin<F4>                             2.04%                               2.29%
                                                 =======                              ======
Ratio of average interest-
   earning assets to
   average interest-bearing
   liabilities                                                  1.05X                               1.05X
                                                                ====                                ====

<F1> Average balances are computed on a monthly basis (month-end balances).
<F2> Annualized.
<F3> Does not include interest on loans 90 days or more past due.
<F4> Net interest income divided by average interest-earning assets.

                            EQUALITY BANCORP, INC.

             SIX MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NET INCOME
Net income decreased $850,000, or 164.9%, to a net loss of $334,000 for the six months ended September 30, 2000 from income of $516,000 for the six months ended September 30, 1999. The decrease was primarily the result of the loss on the sale of investment securities of $2.7 million, and decreased net interest income of $160,000, or 4.8%, offset by increased gain on the sale of loans of $1.6 million, or 263.9%, and decreased income taxes of $539,000, or 160.3%, for the three months ended September 30, 2000.

INTEREST INCOME
Interest income increased $1.2 million, or 11.8%, to $11.3 million for the six months ended September 30, 2000 from $10.1 million for the six months ended September 30, 1999. Interest on loans receivable increased $851,000, or 22.8% to $4.6 million for the six months ended September 30, 2000. This increase was the result of an increase in the average balance of loans outstanding of $26.3 million to $124.6 million for the six months ended September 30, 1999 from $98.3 million for the six months ended September 30, 1999, offset by a decrease in the yield on loans from 7.61% for the six months ended September 30, 1999 to 7.37% for the six months ended September 30, 2000. The higher average balance of loans outstanding for the six months ended September 30, 2000 reflects the purchase of $51.8 million in commercial loans from Allegiant Bank in late September, 2000 as well as increased portfolio lending by the Bank. Interest on investment securities increased $530,000, or 14.6%, to $4.2 million for the six months ended September 30, 2000 from $3.6 million for the six months ended September 30, 1999, due to an increase in the average balance of investment securities of $5.4 million to $107.5 million for the six months ended September 30, 2000 from $102.1 million for the six months ended September 30, 1999. During the same period the yield on investment securities increased from 7.13% for the six months ended September 30, 1999 to 7.76% for the six months ended September 30, 2000. Interest income on mortgage-backed securities decreased $305,000, or 12.6% to $2.1 million for the six months ended September 30, 2000 from $2.4 million for the six months ended September 30, 1999 due to a decrease in the average balance of $18.1 million to $63.6 million for the six months ended September 30, 2000 from $81.7 million for the six months ended September 30, 1999, offset by an increase in the yield on mortgage-backed securities from 5.91% for the six months ended September 30, 1999 to 6.63% for the six months ended September 30, 2000.

INTEREST EXPENSE
Interest expense increased $1.3 million, or 20.1%, to $8.1 million for the six months ended September 30, 2000 from $6.7 million for the six months ended September 30, 1999. The increase resulted primarily from increased average savings deposits offset by decreased average FHLB advances. Average deposit balances increased $36.1 million to $165.3 million for the six months ended September 30, 2000 from $129.2 million for the six months ended September 30, 1999. During the same six month periods, the weighted average cost of deposits increased from 4.24% for the six months ended September 30, 1999 to 4.62% for the six months ended September 30, 2000. The increase in average savings deposits is primarily due to the Bank's continued strong marketing efforts and the impact of recently opened branch facilities.

Average advances from the FHLB decreased $14.9 million to $131.8 million for the six months ended September 30, 2000 from $146.6 million for the six months ended September 30, 1999. The decrease is primarily the result of the repayment of borrowings using increased savings deposits as well as proceeds of the sale of investment securities.

                            EQUALITY BANCORP, INC.


   The weighted average cost of advances increased from 5.37% for the six months ended September 30, 1999 to 6.39% for the six months ended September 30, 2000.

PROVISION FOR LOSSES ON LOANS
The Company had no provision for losses on loans for the six months ended
   September 30, 2000 or September 30, 1999. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net chargeoffs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The Bank's allowance for loan losses totaled $361,000 at September 30, 2000 and $364,000 at March 31, 2000.
   The allowance for loan losses is established through a provision for loan losses charged to expense. While the Bank maintains its allowance for losses at a level which it considered to be adequate, there can be no assurances that further additions will not be made to the allowance or that such losses will not exceed the estimated amounts.

NONINTEREST INCOME
Noninterest income decreased $1.2 million, or 75.5%, to $395,000 for the six months ended September 30, 2000 from $1.6 million for the six months ended September 30, 1999. The decrease is due primarily to the loss on the sale of investment securities of $2.7 million for the six months ended September 30, 2000, and decreased loan servicing fees and late charges of $176,000, or 28.6%, to $439,000 for the six months ended September 30, 2000 from $615,000 for the six months ended September 30, 1999, offset by increased gain on sale of mortgage loans of $1.6 million, or 263.9%, to $2.2 million for the six months ended September 30, 2000 from $595,000 for the six months ended September 30, 1999. In September, 2000, the Bank made the conscious decision to reduce its current interest rate risk profile as well as augment its future earnings stream. This was accomplished through the sale of approximately $97.7 million of investment securities and reallocation of the proceeds toward the purchase of $51.8 million of adjustable, prime-based commercial loans as well as repayment of maturing FHLB advances. In addition, for the six months ended September 30, 2000, the Bank, through EMC, sold approximately $236 million of various government agency servicing into the secondary market and recorded a gain of $1.7 million. EMC also sold $40.3 million of mortgage loans as compared to $58.6 million in the comparable period in 1999. The deceased sales volume of $18.3 million resulted in decreased gain on sale of mortgage loans. Loan servicing fees and late charges decreased due primarily to a decrease in the average servicing portfolio of EMC as a result of the sale. Average loan servicing by EMC decreased $45.4 million, or 13.1%, to $302.4 million for the six months ended September 30, 2000 from $347.8 million for the six months ended September 30, 1999. The remaining servicing portfolio was approximately $94.7 million at September 30, 2000.

NONINTEREST EXPENSE
Noninterest expense increased $15,000, or 0.4%, remaining at $4.1 million for the six months ended September 30, 2000 and September 30, 1999, respectively. The increase was due to primarily to decreased salaries and employee benefits of $73,000, or 3.1%, to $2.2 million for the six months ended September 1999 from $2.3 million for the six months ended September 30, 1999 offset by increased other expenses of $93,000 or 9.6%, to $1.1 million for the six months ended September 30, 2000 from $963,000 for the six months ended September 30, 1999. Salary and employee benefits decreased primarily due to a decrease in the number of EMC personnel. The increase in other expenses is the result of legal and professional fees associated with the merger of the Company with and into Allegiant Bancorp.

                            EQUALITY BANCORP, INC.

INCOME TAXES
Income tax expense decreased $539,000, or 160.3%, to a benefit of $203,000 for the six months ended September 30, 2000 compared to expense of $336,000 for the six months ended September 30, 1999. The decrease was the result of the decrease in income before income tax expense of $1.4 million to a loss before income tax of $537,000 for the six months ended September 30, 2000 as compared to income before income tax of $852,000 for the same period ending September 30, 1999.

NONPERFORMING ASSETS
At September 30, 2000, nonperforming assets were approximately $562,000, which represents a decrease of $157,000, or 21.8%, as compared to March 31, 2000. A summary of nonperforming assets by category is summarized as follows:

                                             September 30,       March 31,
                                                 2000              2000
                                             -------------       ---------
                                                     (in thousands)
    Nonaccruing loans:
       One to four family<F1>                    $308              471
       Commercial business                        225              233
       Consumer and other                          29               13
                                                 ----              ---
            Total nonaccruing loans               562              717
    Repossessed assets                             --                2
                                                 ----              ---
            Total nonperforming assets           $562              719
                                                 ====              ===
    Nonaccruing loans as a percent of
       net loans                                  .32%             .68%
                                                 ====              ===
    Nonaccruing loans as a percent of
       total assets                               .19%             .22%
                                                 ====              ===
    Nonperforming assets as a percent of
       total assets                               .19%             .22%
                                                 ====              ===

<F1>  Includes $232,000 and $388,000 of FHA/VA loans, the principal and interest payments of which are either issued by FHA or guaranteed by the VA at September 30, 2000 and March 31, 2000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are deposits, advances from the FHLB, repayments, prepayments and maturities of outstanding loans, maturities of investment securities and other short term instruments, and funds provided from operations. While scheduled loan repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a deposit

                            EQUALITY BANCORP, INC.

   balance deemed appropriate and desirable. In addition, the Bank invests in short-term investment securities and interest-earning assets which provide liquidity to meet lending requirements. Although the Bank's deposits have historically represented the majority of its total liabilities, the Bank also utilizes other borrowing sources, primarily advances from the FHLB which totaled $90.5 million at September 30, 2000. At September 30, 2000, the Bank had approximately $196,000 in outstanding commitments to originate mortgage loans, all of which were adjustable rate. The majority of these loans will be delivered to the Bank's mortgage loan portfolio.

Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as cash and cash equivalents, and U.S. Government agency securities. On a longer basis, the Bank invests in various loans, mortgage-backed securities, and investment securities. The Bank uses its sources of funds primarily to meet ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain an investment securities portfolio. Management of the Bank believes that the Bank has adequate resources including principal prepayments and repayments of loans and maturing investments, to fund all of its commitments to the extent required. Based upon its historical run-off experience, management believes that a significant portion of maturing deposits will remain with the Bank.

REGULATORY CAPITAL

Under federal regulations, the Bank is required to maintain specific amounts of regulatory capital. The capital regulations require institutions to have Tier 1 leverage capital equal to 4.0% of adjusted total assets (as defined by regulation), a minimum Tier 1 risk-based capital ratio of 4.0% of risk-based total assets, and a total risk-based capital ratio of 8% of risk-based assets (as defined by regulation). The risk-based capital requirement is calculated based on the credit risk presented by both on-balance-sheet assets and off-balance-sheet commitments and obligations. Assets are assigned a credit-risk weighting based upon their relative risk ranging from 0% for assets backed by the full faith and credit of the United States or that pose no credit risk to the institution to 100% for assets such as delinquent or repossessed assets.

The following table sets forth certain information concerning the Bank's regulatory capital:

                                                      Regulatory Capital
                                        ---------------------------------------------
                                         Tier 1            Tier 1            Total
                                        Leverage         Risk-Based        Risk-Based
                                        Capital           Capital           Capital
                                        ---------------------------------------------
                                                    (Dollars in Thousands)
    Stockholders' equity                $ 23,833           23,833            23,833
    Additional capital item -
       general loan loss reserves             --               --               361
                                        --------          -------           -------
    Total regulatory capital              23,833           23,833            24,194
    Minimum capital requirement            9,618            6,320            12,641
                                        --------          -------           -------
    Excess regulatory capital           $ 14,215           17,513            11,553
                                        ========          =======           =======
    Adjusted total assets               $240,450          158,011           158,011
                                        ========          =======           =======
    Regulatory capital ratio                9.91%           15.08%            15.31%
                                        ========          =======           =======

                            EQUALITY BANCORP, INC.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In December, 1998, the Financial Accounting Standards Board (FASB) issued
   Statement of Financial Accounting Standards No. 133, Accounting for
                                                        --------------
   Derivative Instruments and Hedging Activities, (SFAS 133).  SFAS 133
   ---------------------------------------------
   establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In September, 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for
                                                        --------------
   Derivative Instruments and Hedging Activities - Deferral of the Effective
   -------------------------------------------------------------------------
   Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133,
   ----------------------------------------------------------------------
   which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Earlier application of SFAS 133, as amended, is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS 133, as amended.

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

                            EQUALITY BANCORP, INC.

Equality initially estimated costs of approximately $148,000 to prepare for the century date change. As of September 30, 2000, direct and indirect expenditures have been approximately $92,500. This includes internal and external costs that were expensed as well as capital expenditures that were capitalized. Costs include, but are not limited to, salary expenses, outside service fees (i.e., legal, audit, consulting), and hardware and software expenditures. Funding for Year 2000 costs has been derived from normal operating cash flow.

Equality focused its efforts on addressing those systems it deemed to be critical to ongoing operations. The company wide project for addressing Year 2000 issues was segmented into five phases, as recommended by regulators. With regard to internal, mission critical systems, the present state of each phase is 100% complete at September 30, 2000.

In addition to addressing the readiness of internal systems, Equality addressed the readiness of its major vendors, suppliers, customers and business partners. Though such efforts have been diligent, there can be no guarantee that the systems these outside parties supply will continue to be fully functional in the Year 2000. Such failures could have a material adverse affect on Equality.

Equality developed business resumption contingency plans for the purpose of assuring that core business processes will continue to operate throughout the Year 2000. The plan addressed failures, such as payment system failures, data processing system failures, increased cash withdrawals, telecommunication failures, disruption in services provided by outside parties and customer failures. The contingency plan provides for reasonable alternatives to potential failures and the establishment of an implementation strategy, including timeliness and responsibility assignments.

To date, Equality has not experienced any significant disruptions to its financial operating activities caused by failure of computerized systems resulting from Year 2000 issues. Management does not expect Year 2000 issues to have a material adverse effect on Equality's operations or financial results in 2000.

                            EQUALITY BANCORP, INC.

INDUSTRY SEGMENT INFORMATION
The business segment results which follow are consistent with Equality's internal reporting system which is consistent, in all material respects, with generally accepted accounting principles.

                                                          SEPTEMBER 30, 2000
------------------------------------------------------------------------------------------------
                                         EQUALITY       EQUALITY       CORPORATE
                                         SAVINGS        MORTGAGE          AND
                                           BANK       CORPORATION        OTHER         TOTAL
------------------------------------------------------------------------------------------------
Balance sheet information:
   Investment and mortgage-
      backed securities                 82,389,207            --          52,638     82,441,845
   Loans receivable, net               171,387,933     4,275,117      (1,689,754)   173,973,296
   Total assets                        295,934,697     7,088,690      (4,655,695)   298,367,692
   Savings deposits                    184,449,390            --        (813,070)   183,636,320
   Stockholders' equity                 21,320,931     3,385,549      (2,465,030)    22,241,450
                                       ===========     =========      ==========    ===========
Statement of income information:
   Total interest income                11,017,325       195,980          36,979     11,250,284
   Total interest expense                8,095,114        96,295        (136,017)     8,055,392
   Net interest income                   2,922,211        99,685         172,996      3,194,892
   Provision for losses on loans                --            --              --             --
   Noninterest income                   (1,540,016)    2,782,681        (847,869)       394,796
   Noninterest expense                   2,549,312     1,224,690         352,965      4,126,967
   Income tax expense                     (849,778)      646,506             405       (202,867)
   Net income (loss)                      (317,339)    1,011,170      (1,028,243)      (334,412)
                                       ===========     =========      ==========    ===========
Capital expenditures                       205,416             0               0        205,416
                                       ===========     =========      ==========    ===========

                             EQUALITY BANCORP, INC.

                                                          SEPTEMBER 30, 1999
------------------------------------------------------------------------------------------------
                                         EQUALITY       EQUALITY       CORPORATE
                                         SAVINGS        MORTGAGE          AND
                                           BANK       CORPORATION        OTHER         TOTAL
------------------------------------------------------------------------------------------------
Balance sheet information:
   Investment and mortgage-
      backed securities                 194,040,517           --          87,730     194,128,247
   Loans receivable, net                 94,818,438    5,947,260      (3,071,999)     97,693,699
   Total assets                         314,775,513    9,047,267      (4,910,031)    318,912,749
   Savings deposits                     130,835,811           --        (507,657)    130,328,154
   Stockholders' equity                  23,292,088    2,272,703      (1,507,367)     24,057,424
                                        ===========    =========      ==========     ===========
Statement of income information:
   Total interest income                  9,840,519      354,542        (133,951)     10,061,110
   Total interest expense                 6,737,260      253,229        (284,210)      6,706,279
   Net interest income                    3,103,259      101,313         150,259       3,354,831
   Provision for losses on loans                 --           --              --              --
   Noninterest income                       125,079    1,301,835         181,741       1,608,655
   Noninterest expense                    2,355,901    1,402,323         353,424       4,111,648
   Income tax expense                       347,687          318         (11,700)        336,305
   Net income (loss)                        524,750          507          (9,724)        515,533
                                        ===========    =========      ==========     ===========
Capital expenditures                        728,076       12,952           7,226         748,254
                                        ===========    =========      ==========     ===========

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

      None.

Item 3.   Defaults Upon Senior Securities
          -------------------------------

      None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

      On August 11, 2000, Equality Bancorp, Inc. held its Annual Shareholder's Meeting for the purpose of the election of three directors.

      For election of directors:

                                     FOR          WITHHELD
                                     ---          --------
         Berenice J. Mahacek      1,643,937       103,838
         Charles J. Wolter        1,618,102       129,673
         Michael A. Deelo         1,670,049        77,726

      On October 19, 2000, Equality Bancorp, Inc. held a Special Meeting of Stockholders the purpose of approval and adoption of the Agreement and Plan of Merger with and into Allegiant Bancorp.

      For approval and adoption of the agreement and plan of merger:

                                     FOR           AGAINST       ABSTAIN
                                     ---           ------        -------
                                  1,771,653        21,196         2,935

      The proposal to approve and adopt the Agreement and Plan of Merger having received the appropriate affirmative vote of shareholders was declared approved.

Item 5.   Other information
          -----------------

      Regulatory Agreement
      --------------------

      As a result of the FDIC's first regular examination following the Bank's conversion from a federally-chartered savings and loan association to a state-chartered savings bank on December 28, 1999, the Bank entered into a Memorandum of Understanding (MOU) with the FDIC and the Division on
      June 26, 2000.   By signing the MOU, the Bank has agreed to take certain
      actions in response to concerns raised by the FDIC.  The MOU addressed:
      (A) the Board of Directors of the Bank to assess its management and staffing needs to ensure proper supervision of the Bank's affairs; (B) the Bank to review its earnings performance, to develop a written plan to improve earnings performance and to prepare a revised 2001 budget reflecting remedial actions to improve the Bank's earnings; (C) the Bank to implement a suitable method for measuring and monitoring its interest rate risk (IRR), establish IRR parameters and provide for independent review

                            EQUALITY BANCORP, INC.

      of the validity of the assumptions, data, and results of the method used; (D) the Bank to develop a written funds management policy overseen by an Asset/Liability Committee, the membership of which shall include non-officer director representation and which shall report to the Board of Directors, and to establish goals and strategies for managing or improving the Bank's IRR profile; (E) the Bank to maintain a Tier I Leverage Ratio of not less than 7% while the MOU is in effect; (F) the Bank to refrain from declaring or paying any dividends and/or management fees to Equality without prior written regulatory approval; (G) the Bank to present to the FDIC and the Division periodic updates regarding its asset growth objectives, particularly in light of capital and liquidity needs; (H) the Bank to provide a revised investment policy, modify certain investment practices, and ensure the policy is implemented and followed; (I) the Bank to develop an internal audit program and appoint an internal auditor who shall report to the Board of Directors; (J) the Bank to take steps to correct and/or eliminate violations cited by the FDIC and the Division; (K) the Bank to implement procedures to address regulatory concerns regarding the retail sale of nondeposit investment products by the Bank; and (L) the Bank to submit periodic progress reports to the FDIC and Division regarding the Bank's compliance with the MOU.

      On August 30, 2000, the Bank forwarded its initial progress report to the FDIC which addressed each of the issues stated above. On October 3, 2000, the FDIC responded to the Bank's initial progress report, requesting additional information on items (A), (B), (C), (G), (I), and
      (J). Items (D), (E), (F), (H), (K), and (L) were responded to as sufficient or suitable by the FDIC subject to review at subsequent examinations.

      The MOU is not a formal supervisory action by the FDIC but is an enforceable action. Failure to comply with the MOU can lead to a formal enforcement action. The Bank believes that it will comply with the MOU and is currently taking the additional necessary steps to do so. Compliance with the MOU is not expected to have a materially adverse impact on the operations and financial condition of the Bank. The MOU will remain in effect until terminated by the Kansas City Regional Director of the FDIC.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

      Definitive Agreement
      --------------------

      On July 26, 2000, Equality signed a definitive agreement with Allegiant Bancorp, Inc. ("Allegiant") for the acquisition of Equality by Allegiant. Notification by Form 8-K was made on August 14, 2000 in report format.

      Allegiant and Equality are both headquartered in St. Louis, Missouri. The acquisition, which was subject to shareholder and regulatory approval, is expected to close in November, 2000. Under the terms of the agreement, Allegiant will exchange approximately 2.7 million shares of its common stock for all of the outstanding common stock of Equality. Each share of Equality is to be exchanged for 1.118 shares of Allegiant. When closed, the transaction is expected to be accretive to both Allegiant's book value and earnings per share.

                            EQUALITY BANCORP, INC.

                                  SIGNATURES




Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            EQUALITY BANCORP, INC.
                                  Registrant




Date:    November 13, 2000
      -----------------------             -----------------------------------
                                          Richard C. Fellhauer, President,
                                          Chief Executive Officer and
                                          Chairman of the Board




Date:    November 13, 2000
      -----------------------             -----------------------------------
                                          Michael A. Deelo,
                                          Chief Financial Officer