Form 10QSB/A
period 2000-09-30
EQUALITY BANCORP INC
filed 2000-11-30
CIK 1040476

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-QSB/A

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000.

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to
                                      ----------------  -------------

                        Commission File No. 333-30469

                            EQUALITY BANCORP, INC.
                            ----------------------
      (Exact name of small business issuer as specified in its charter)

                  DELAWARE                           43-1785126
      ---------------------------------      ---------------------------
        (State or other jurisdiction         (I.R.S. Employer ID Number)
      of incorporation or organization)

           9920 WATSON ROAD, ST. LOUIS, MO                  63126
     ----------------------------------------------------------------------
      (Address of principal executive offices)           (zip code)

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

                      Yes   X        No
                         -------       -------

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                   Shares Outstanding at November 14, 2000
-----------------------------        ---------------------------------------
Common Stock, Par Value $0.01                       2,550,920

Traditional Small Business Disclosure Format (Check one): Yes       No  X
                                                             ------   -----

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


                            EQUALITY BANCORP, INC. AND SUBSIDIARY

                                 Consolidated Balance Sheets
                            September 30, 2000 and March 31, 2000
                                         (Unaudited)

                                                                   Sept. 30,         March 31,
            Assets                                                    2000              2000
            ------                                                 ---------         ---------
Cash, primarily interest-bearing demand accounts                 $ 24,286,095         9,080,509
Interest-bearing deposits                                              99,000           198,000
Investment securities:
      Available for sale, at fair value                            22,927,755       120,575,542
      Held to maturity, at amortized cost                             600,000           600,000
Mortgage-backed securities available
      for sale, at fair value                                      58,914,090        64,137,674
Loans receivable, net                                             173,342,296       105,315,729
Investment in real estate                                              58,054            58,054
Stock in Federal Home Loan Bank                                     4,527,400         7,987,100
Mortgage servicing rights                                                  --         1,273,768
Office properties and equipment, net                                6,937,840         6,935,115
Deferred tax asset                                                    998,075         2,775,937
Accrued interest receivable and other assets                        5,046,087         4,397,879
                                                                 ------------       -----------
                                                                  297,736,692       323,335,307
                                                                 ============       ===========

  Liabilities and Stockholders' Equity
  ------------------------------------

Savings deposits                                                  183,636,320       140,885,244
Accrued interest payable on savings deposits                          113,291           147,711
Federal Home Loan Bank advances                                    90,508,648       159,740,626
Borrowed money                                                      1,157,799         1,694,534
Advance payments by borrowers for taxes and insurance                  51,375            35,800
Income tax payable                                                         --           276,568
Accrued expenses and other liabilities                                658,809           629,822
                                                                 ------------       -----------
            Total liabilities                                     276,126,242       303,410,305
Commitments and contingencies
Stockholders' equity:
      Preferred stock, $.01 par value per share;
            200,000 shares authorized; none issued                         --                --
      Common stock, $.01 par value per share; 4,000,000
            shares authorized; 2,546,411 and 2,544,094
            shares issued and outstanding at September 30,
            2000 and March 31, 2000, respectively                      25,464            25,441
      Additional paid-in capital                                   16,202,266        16,192,342
      Retained earnings - substantially restricted                 10,612,294        11,849,449
      Accumulated other comprehensive loss                         (2,666,300)       (5,447,058)
      Treasury stock, at cost, 160,105 and 158,055
            shares at September 30, 2000 and
            March 31, 2000, respectively                           (1,246,136)       (1,233,799)
Unamortized restricted stock awards                                  (400,451)         (471,509)
Unearned ESOP shares                                                 (916,687)         (989,864)
                                                                 ------------       -----------
      Total stockholders' equity                                   21,610,450        19,925,002
                                                                 ------------       -----------
                                                                 $297,736,692       323,335,307
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



                                        EQUALITY BANCORP, INC. AND SUBSIDIARY

                                        Consolidated Statements of Operations
                               Three and Six months ended September 30, 2000 and 1999
                                                     (Unaudited)


                                                                   Three months                 Six months
                                                                ended September 30          ended September 30
                                                                2000         1999           2000           1999
                                                                ----         ----           ----           ----
Interest income:
   Loans receivable                                         $ 2,407,879    1,913,816      4,589,682       3,738,333
   Investment securities                                      1,937,901    2,027,868      4,172,480       3,642,154
   Mortgage-backed securities                                 1,013,363    1,159,389      2,109,872       2,415,132
   Interest-bearing deposits                                     95,116       22,112        130,695          32,032
   Other                                                        117,793      123,826        247,555         233,459
                                                            -----------    ---------     ----------      ----------
      Total interest income                                   5,572,052    5,247,011     11,250,284      10,061,110
                                                            -----------    ---------     ----------      ----------
Interest expense:
   Savings deposits                                           2,105,297    1,364,772      3,818,995       2,738,455
   Advances from the Federal Home Loan Bank                   1,937,941    2,117,622      4,210,997       3,938,599
   Other borrowed money                                          14,158       17,423         25,400          29,225
                                                            -----------    ---------     ----------      ----------
      Total interest expense                                  4,057,396    3,499,817      8,055,392       6,706,279
                                                            -----------    ---------     ----------      ----------
            Net interest income                               1,514,656    1,747,194      3,194,892       3,354,831
Provision for losses on loans                                   631,000           --        631,000              --
                                                            -----------    ---------     ----------      ----------
            Net interest income after pro-
              vision for losses on loans                        883,656    1,747,194      2,563,892       3,354,831
                                                            -----------    ---------     ----------      ----------
Noninterest income:
   Gain on sale of mortgage loans                             1,921,536      264,088      2,165,880         595,221
   Loan servicing fees and late charges                         190,152      303,735        439,304         614,858
   Rental income                                                 41,877       45,490         84,103          81,816
   Gain (loss) on sale of investment
      and mortgage backed securities
      available for sale                                     (2,716,878)     (21,807)    (2,716,704)          8,896
   Other                                                        192,531      166,258        422,213         307,864
                                                            -----------    ---------     ----------      ----------
      Total noninterest income (expense)                       (370,782)     757,764        394,796       1,608,655
Noninterest expense:
   Salaries and employee benefits                             1,124,067    1,162,692      2,249,816       2,322,558
   Occupancy                                                    220,248      237,034        416,428         420,646
   Data processing                                              120,824      120,817        220,430         211,948
   Advertising                                                   37,720       76,835        169,700         156,371
   Deposit insurance premiums                                     8,038       18,783         15,245          37,295
   Other                                                        547,817      451,725      1,055,348         962,830
                                                            -----------    ---------     ----------      ----------
      Total noninterest expense                               2,058,714    2,067,886      4,126,967       4,111,648
                                                            -----------    ---------     ----------      ----------
Income (loss) before income
      tax expense (benefit)                                  (1,545,840)     437,072     (1,168,279)        851,838
Income tax expense (benefit)                                   (346,348)     166,865       (202,867)        336,305
                                                            -----------    ---------     ----------      ----------
        Net income (loss)                                   $(1,199,492)     270,207       (965,412)        515,533
                                                            ===========    =========     ==========      ==========

Basic earnings (loss) per share                             $      (.53)         .12           (.42)            .22
                                                            ===========    =========     ==========      ==========

Diluted earnings (loss) per share                           $      (.52)         .11           (.42)            .22
                                                            ===========    =========     ==========      ==========


See accompanying notes to consolidated financial statements.




                                   Consolidated Statement of Stockholders' Equity
                                        Six months ended September 30, 2000
                                                    (Unaudited)


                                                                Accu-
                                                               mulated
                                                                other
                                         Addi-                 compre-              Unamortized              Total
                      Common Stock      tional                 hensive               restricted  Unearned    stock-
                      ------------      paid-in   Retained     income      Treasury    stock       ESOP      holders'
                   Shares    Amount    capital    earnings     (loss)       stock      awards     shares     equity
                   ------    ------    -------    --------     ------       -----      ------     ------     ------

Balance,
 March 31, 2000   2,544,094 $ 25,441 16,192,342  11,849,449  (5,447,058) (1,233,799)  (471,509) (989,864) $19,925,002


Net loss                                           (965,412)                                                 (965,412)

Dividend paid
 on unvested
 stock options                            6,318                                                                 6,318

Exercise of
 stock options        2,317       23      8,377                                                                 8,400

Purchase of
 treasury stock,
 at cost                                                                    (12,337)                          (12,337)

Amortization
 of restricted
 stock awards                                                                           71,058                 71,058

Amortization of
 ESOP awards                             (4,771)                                                  73,177       68,406

Dividend
 declared on
 common stock at
 $.12 per share                                    (271,743)                                                 (271,743)

Other compre-
 hensive income
 (loss), net
 of tax                                                       2,780,758                                     2,780,758
                  --------- -------- ----------  ----------  ----------  ----------   --------  --------  -----------

Balance,
 Sept. 30, 2000   2,546,411 $ 25,464 16,202,266  10,612,294  (2,666,300) (1,246,136)  (400,451) (916,687) $21,610,450
                  ========= ======== ==========  ==========  ==========  ==========   ========  ========  ===========






See accompanying notes to consolidated financial statements.



                                    EQUALITY BANCORP, INC.

                            Consolidated Statements of Cash Flows
                        Six months ended September 30, 2000 and 1999
                                         (Unaudited)

                                                                            2000              1999
                                                                            ----              ----
Cash flows from operating activities:
   Net income (loss)                                                   $   (965,412)          515,533
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization:
         Office properties and equipment                                    202,691           209,815
         Premiums and discounts, net                                       (691,924)         (589,215)
         Mortgage servicing rights                                          197,461           322,508
         Restricted stock awards                                             71,058            76,373
      Decrease (increase) in accrued interest receivable                  1,117,913          (737,632)
      Provision for losses on loans                                         631,000                --
      Loss (gain) on sale of investment and mortgage-backed
        securities available for sale                                     2,716,704            (8,896)
      Decrease in accrued interest payable on savings deposits              (34,420)          (41,981)
      Change in income tax payable                                         (276,568)          (37,634)
      Other, net                                                         (1,686,068)          (63,825)
   Origination and purchase of loans held for sale                      (40,855,946)      (58,485,155)
   Proceeds from sales of loans held for sale                            40,298,105        58,589,886
                                                                       ------------       -----------
            Net cash provided by (used in) operating activities             724,594          (250,223)
                                                                       ------------       -----------
Cash flow from investing activities:
   Net change in loans receivable                                       (67,015,268)       (8,506,253)
   Decrease in interest-bearing deposits                                     99,000           590,000
   Principal repayments on investment securities, AFS                         1,609             9,114
   Principal repayments on mortgage-backed securities, AFS                4,639,744        12,582,326
   Proceeds from the sale of investment securities, AFS                  99,494,298         5,013,280
   Proceeds from the maturity of investment securities, AFS               3,650,000        20,190,000
   Proceeds from the sale of mortgage-backed securities, AFS              1,510,847         5,650,348
   Purchase of investment securities, AFS                                (3,875,780)      (60,884,425)
   Purchase of mortgage-backed securities, AFS                                   --        (5,300,430)
   Sale (purchase) of stock in Federal Home Loan Bank                     3,459,700        (1,089,100)
   Purchase of office properties and equipment, net                        (205,416)         (748,254)
                                                                       ------------       -----------
      Net cash provided by (used in) investing activities                41,758,734       (32,493,394)
                                                                       ------------       -----------
Cash flow from financing activities:
   Net increase in savings deposits                                      42,751,076         1,374,328
   Proceeds from Federal Home Loan Bank advances                                 --        30,000,000
   Repayment of Federal Home Loan Bank advances                         (69,231,978)         (218,502)
   Proceeds from (repayment of) other borrowed money                       (536,735)        1,555,115
   Increase in advance payments by borrowers
      for taxes and insurance                                                15,575            16,253
   Cash dividends paid                                                     (271,743)         (280,318)
   Purchase of treasury stock                                               (12,337)         (423,935)
   Proceeds from exercise of stock options                                    8,400             3,300
                                                                       ------------       -----------
         Net cash provided by (used in) financing activities            (27,277,742)       32,026,241
                                                                       ------------       -----------
            Net increase (decrease) in cash and cash equivalents         15,205,586          (717,376)
Cash and cash equivalents, beginning of period                            9,080,509         6,449,613
                                                                       ------------       -----------
Cash and cash equivalents, end of period                               $ 24,286,095         5,732,237
                                                                       ============       ===========

Supplemental disclosure of cash flow information:
   Interest paid                                                       $  8,173,672         6,726,010
   Income taxes paid, net                                                   518,606           360,660

See accompanying notes to consolidated financial statements.



                                    EQUALITY BANCORP, INC.


                       Consolidated Statements of Comprehensive Income
                         Six months ended September 30, 2000 and 1999
                                         (Unaudited)



                                                                            2000              1999
                                                                            ----              ----


Net Income (loss)                                                        $  (965,412)         515,533
Other comprehensive income (loss):
   Net unrealized gain (loss) on investment and mortgage-
      backed securities available for sale, net of tax                     1,123,569       (1,517,979)
   Less adjustment for gain on sale of investment and
      mortgage-backed securities available for sale
      realized in net income, net of tax credit of $1,059,515
      and tax of $3,469 for the six months ended
      September 30, 2000 and 1999, respectively                            1,657,189           (5,427)
                                                                         -----------       ----------
Total other comprehensive income (loss)                                    2,780,758       (1,523,406)
                                                                         -----------       ----------
Comprehensive income (loss)                                              $ 1,815,346       (1,007,873)
                                                                         ===========       ==========


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


CHANGES IN FINANCIAL CONDITION

The total assets of the Company decreased $25.6 million, or 7.9%, to $297.7 million at September 30, 2000 from $323.3 million at March 31, 2000. This decrease in asset size primarily relates to a decrease in investment securities, mortgage-backed securities, and stock in the Federal Home Loan Bank of Des Moines (FHLB) which were used to repay FHLB advances, fund increased loans receivable, and maintain cash reserves for future investment.

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

Loans receivable, net, increased $68.0 million, or 64.6%, to $173.3 million at September 30, 2000, from $105.3 million at March 31, 2000. Loans held for investment increased $66.4 million, or 64.7%, to $169.1 million at September 30, 2000 from $102.7 million at March 31, 2000. In late September, 2000 the Bank purchased $51.8 million of commercial loans from Allegiant Bank. This purchase was designed to contribute to improved future interest income and to assist in the reduction of the Bank's current interest rate risk profile. In addition, the increase represents Equality's efforts to prudently increase its loan portfolio while developing an expanded retail banking presence in its market area. Loans held for sale increased $1.6 million, or 61.9%, to $4.3 million at September 30, 2000 from $2.6 million at March 31, 2000. This increase is the result of EMC mortgage loan originations totaling $40.9 million offset by mortgage loan sales of $40.3 million at September 30, 2000. Offsetting the increase was an increased provision for possible loan losses inherent in the commercial loan portfolio totaling $631,000 at September 30, 2000.

The following table sets forth composition of the Company's loan portfolio in dollars and in percentages of total loans at the dates indicated:


                                                          SEPTEMBER 30, 2000              MARCH 31, 2000
                                                         --------------------          ---------------------
                                                         AMOUNT        PERCENT         AMOUNT        PERCENT
                                                         ------        -------         ------        -------
   (DOLLARS IN THOUSANDS)
   Loans secured by real estate:
      Residential:
         One to four family:
            Conventional                               $ 76,515          43.9%        $ 68,183         64.5%
            FHA/VA                                       11,748           6.7           10,758         10.2
            Loans held for sale                           4,275           2.5            2,641          2.5
            Multifamily                                   1,207           0.7            1,343          1.3
      Commercial                                          3,143           1.8            4,097          3.9
                                                       --------         -----         --------        -----
   Total Real Estate Loans                               96,888          55.6           87,022         82.4

   Commercial Business Loans                             71,748          41.1           14,476         13.7
                                                       --------         -----         --------        -----

   Consumer Loans:
            Loans secured by savings deposits               285           0.2              257          0.2
            Property improvement loans                    1,947           1.1            1,633          1.5
            Automobile loans                              3,128           1.8            1,763          1.7
            Other consumer loans                            381           0.2              563          0.5
                                                       --------         -----         --------        -----

   Total Consumer Loans                                   5,741           3.3            4,216          3.9
                                                       --------         -----         --------        -----

   Total Loans                                          174,377         100.0%         105,714        100.0%


   LESS:

            Deferred loan fees                                9                             21
            Unearned discounts                               34                             13
            Allowance for loan losses                       992                            364
                                                       --------                       --------

   Total loans receivable, net                         $173,342                       $105,316
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

Total stockholders' equity increased $1.7 million, or 8.5%, to $21.6 million at September 30, 2000 from $19.9 million at March 31, 2000. The increase was primarily attributable to improvement in the mark to market adjustment on securities available for sale of $2.8 million, amortization of unearned ESOP shares of $68,000, and a reduction of unamortized restricted stock awards of $71,000, offset by net losses of $965,000 and payment of dividends on common stock totaling $271,000.


                                                EQUALITY BANCORP, INC.

                                    UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET,
                                        INTEREST AND DIVIDENDS EARNED OR PAID,
                                        AND RELATED INTEREST YIELDS AND RATES


                                                           THREE MONTHS ENDED SEPTEMBER 30,
 ----------------------------------------------------------------------------------------------------------------------
                                                    2000                                         1999
 ----------------------------------------------------------------------------------------------------------------------
                                                  INTEREST                                     INTEREST
                                   AVERAGE          AND           YIELD/        AVERAGE          AND           YIELD/
                                 BALANCE<F1>     DIVIDENDS       COST<F2>     BALANCE<F1>     DIVIDENDS       COST<F2>
 ----------------------------------------------------------------------------------------------------------------------

                                                                (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans Receivable<F3>          $ 137,662       $ 2,408           7.00%       $  99,314      $ 1,914           7.71%
   Investment securities            87,635         1,938           8.85          110,573        2,028           7.34
   Mortgage-backed securities       61,885         1,013           6.55           78,905        1,159           5.88
   Interest-bearing deposits        12,809            95           2.97            3,811           22           2.31
   Investment in FHLB                5,947           118           7.94            7,803          124           6.36
                                 ---------       -------                       ---------      -------
   Total interest-earning
      assets                       305,938         5,572           7.29          300,406        5,247           6.99
                                                 -------                                      -------
   Other assets                      6,358                                        13,120
                                 ---------                                     ---------
Total assets                       312,296                                       313,526
                                 =========                                     =========


Interest bearing liabilities:
   Regular savings                  18,758                                        21,375
   NOW accounts                     19,794                                        17,984
   Money market accounts            12,396                                         9,571
   Certificates of deposit         125,001                                        81,103
                                 ---------                                     ---------
Total savings deposits             175,949         2,105           4.79          130,033        1,365           4.20
   FHLB advances                   113,881         1,938           6.81          154,003        2,118           5.50
   Other interest-bearing
      liabilities                    2,030            14           2.76            3,228           17           2.11
                                 ---------       -------                       ---------      -------
Total interest bearing
      liabilities                  291,860         4,057           5.56          287,264        3,500           4.87
                                                 -------                                      -------
   Other liabilities                  (607)                                        1,978
                                 ---------                                     ---------
Total liabilities                  291,253                                       289,242
Stockholders' equity                21,043                                        24,284
                                 ---------                                     ---------
Total liabilities and
   stockholders' equity          $ 312,296                                     $ 313,526
                                 =========                                     =========


Net interest income                              $ 1,515                                      $ 1,747
                                                 =======                                      =======

Interest rate spread                                1.73%                                        2.12%
                                                 =======                                      =======

Net interest margin<F4>                             1.98%                                        2.33%
                                                 =======                                      =======

Ratio of average interest-
   earning assets to
   average interest-bearing
   liabilities                                                     1.05X                                        1.05X
                                                                   =====                                        =====

<F1>  Average balances are computed on a monthly basis (month-end balances).
<F2>  Annualized.
<F3>  Does not include interest on loans 90 days or more past due.
<F4>  Net interest income divided by average interest-earning assets.

                            EQUALITY BANCORP, INC.

            THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NET INCOME
Net income decreased $1.5 million, or 543.9%, to a loss of $1.2 million for the three months ended September 30, 2000 from net income of $270,000 for the three months ended September 30, 1999. The decrease was primarily the result of the loss on the sale of investment securities of $2.7 million, decreased net interest income of $233,000, or 13.3%, and a provision for losses on loans of $631,000 offset by increased gain on the sale of loans of $1.7 million and decreased income taxes of $513,000, or 307.6%, for the three months ended September 30, 2000.

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


PROVISION FOR LOSSES ON LOANS
The Company had provision for losses on loans of $631,000 for the three months ended September 30, 2000 with no comparable item for the three months ended September 30, 1999. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. This provision was considered necessary as a result of a $51.8 million commercial loans purchase in September, 2000. The Bank's allowance for loan losses totaled $992,000 at September 30, 2000 and $364,000 at March 31, 2000. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurances that further additions will not be made to the allowance or that such losses will not exceed the estimated amounts.

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

INCOME TAXES
Income tax expense decreased $513,000, or 307.6%, to a benefit of $346,000 for the three months ended September 30, 2000 from expense of $167,000 for the three months ended September 30, 1999. This decrease was primarily due to a decrease in income before income tax of $2.0 million, or 453.7%, to a loss before income tax of $1.5 million for the period ended September 30, 2000 as compared to income before income tax of $437,000 for the similar period in 1999.


                                                EQUALITY BANCORP, INC.

                                    UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET,
                                       INTEREST AND DIVIDENDS EARNED OR PAID,
                                       AND RELATED INTEREST YIELDS AND RATES


                                                            SIX MONTHS ENDED SEPTEMBER 30,
 ----------------------------------------------------------------------------------------------------------------------
                                                    2000                                         1999
 ----------------------------------------------------------------------------------------------------------------------
                                                  INTEREST                                     INTEREST
                                   AVERAGE          AND           YIELD/        AVERAGE          AND           YIELD/
                                 BALANCE<F1>     DIVIDENDS       COST<F2>     BALANCE<F1>     DIVIDENDS       COST<F2>
 ----------------------------------------------------------------------------------------------------------------------

                                                                (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans Receivable<F3>          $ 124,608       $ 4,590          7.37%       $   98,300      $ 3,738           7.61%
   Investment securities           107,536         4,172          7.76           102,138        3,642           7.13
   Mortgage-backed securities       63,605         2,110          6.63            81,662        2,415           5.91
   Interest-bearing deposits        10,604           130          2.45             3,338           32           1.92
   Investment in FHLB                6,733           248          7.37             7,443          234           6.29
                                 ---------       -------                       ---------      -------
   Total interest-earning
      assets                       313,086        11,250          7.19           292,881       10,061           6.87
                                                 -------                                      -------
   Other assets                      5,858                                        12,776
                                 ---------                                     ---------
Total assets                       318,944                                       305,657
                                 =========                                     =========


Interest bearing liabilities:
   Regular savings                  19,104                                        21,209
   NOW accounts                     19,744                                        17,103
   Money market accounts            12,551                                         8,998
   Certificates of deposit         113,871                                        81,852
                                 ---------                                     ---------
Total savings deposits             165,270         3,819          4.62           129,162        2,738           4.24
   FHLB advances                   131,773         4,211          6.39           146,641        3,939           5.37
   Other interest-bearing
      liabilities                    2,134            25          2.34             2,826           29           2.05
                                 ---------       -------                       ---------      -------
Total interest bearing
      liabilities                  299,177         8,055          5.38           278,629        6,706           4.81
                                                 -------                                      -------
   Other liabilities                  (827)                                        2,265
                                 ---------                                     ---------
Total liabilities                  298,350                                       280,894
Stockholders' equity                20,594                                        24,763
                                 ---------                                     ---------
Total liabilities and
   stockholders' equity          $ 318,944                                     $ 305,657
                                 =========                                     =========


Net interest income                              $ 3,195                                      $ 3,355
                                                 =======                                      =======

Interest rate spread                                1.81%                                        2.06%
                                                 =======                                      =======

Net interest margin<F4>                             2.04%                                        2.29%
                                                 =======                                      =======

Ratio of average interest-
   earning assets to
   average interest-bearing
   liabilities                                                    1.05X                                         1.05X
                                                                  =====                                         =====

<F1>  Average balances are computed on a monthly basis (month-end balances).
<F2>  Annualized.
<F3>  Does not include interest on loans 90 days or more past due.
<F4>  Net interest income divided by average interest-earning assets.

                            EQUALITY BANCORP, INC.

             SIX MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NET INCOME
Net income decreased $1.5 million, or 287.3%, to a net loss of $965,000 for the six months ended September 30, 2000 from income of $516,000 for the six months ended September 30, 1999. The decrease was primarily the result of the loss on the sale of investment securities of $2.7 million, decreased net interest income of $160,000, or 4.8%, and a provision for losses on loans of $631,000, offset by increased gain on the sale of loans of $1.6 million, or 263.9%, and decreased income taxes of $539,000, or 160.3%, for the three months ended September 30, 2000.

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

PROVISION FOR LOSSES ON LOANS
The Company had provision for losses on loans of $631,000 for the six months ended September 30, 2000 with no comparable item for the six months ended September 30, 1999. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net chargeoffs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The provision was considered to be necessary as a result of a $51.8 million commercial loans purchase in September, 2000. The Bank's allowance for loan losses totaled $992,000 at September 30, 2000 and $364,000 at March 31, 2000. The
      allowance for loan losses is established through a provision for loan losses charged to expense. While the Bank maintains its allowance for losses at a level which it considered to be adequate, there can be no assurances that further additions will not be made to the allowance or that such losses will not exceed the estimated amounts.

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

                            EQUALITY BANCORP, INC.

INCOME TAXES
Income tax expense decreased $539,000, or 160.3%, to a benefit of $203,000 for the six months ended September 30, 2000 compared to expense of $336,000 for the six months ended September 30, 1999. The decrease was the result of the decrease in income before income tax expense of $2.0 million to a loss before income tax of $1.2 million for the six months ended September 30, 2000 as compared to income before income tax of $852,000 for the same period ending September 30, 1999.

NONPERFORMING ASSETS
At September 30, 2000, nonperforming assets were approximately $562,000, which represents a decrease of $157,000, or 21.8%, as compared to March 31, 2000. A summary of nonperforming assets by category is summarized as follows:

                                               September 30,    March 31,
                                                    2000           2000
                                               ------------     ---------
                                                      (in thousands)
      Nonaccruing loans:
         One to four family <F1>                   $ 308           471
         Commercial business                         225           233
         Consumer and other                           29            13
                                                   -----           ---
            Total nonaccruing loans                  562           717
      Repossessed assets                              --             2
                                                   -----           ---
            Total nonperforming assets             $ 562           719
                                                   =====           ===

      Nonaccruing loans as a percent of
         net loans                                   .32%          .68%
                                                   =====           ===

      Nonaccruing loans as a percent of
         total assets                                .19%          .22%
                                                   =====           ===

      Nonperforming assets as a percent of
         total assets                                .19%          .22%
                                                   =====           ===

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

The following table sets forth certain information concerning the Bank's regulatory capital:


                                                            Regulatory Capital
                                              ----------------------------------------------
                                                Tier 1            Tier 1            Total
                                               Leverage         Risk-Based        Risk-Based
                                               Capital           Capital           Capital
                                              ----------------------------------------------
                                                          (Dollars in Thousands)

      Stockholders' equity                    $ 23,202            23,202           23,202
      Additional capital item - general
         loan loss reserves                         --                --              992
                                              --------           -------          -------
      Total regulatory capital                  23,202            23,202           24,194
      Minimum capital requirement                9,618             6,320           12,641
                                              --------           -------          -------
      Excess regulatory capital               $ 13,584            16,882           11,553
                                              ========           =======          =======

      Adjusted total assets                   $240,450           158,011          158,011
                                              ========           =======          =======

      Regulatory capital ratio                    9.65%            14.68%           15.31%
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


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In December, 1998, the Financial Accounting Standards Board (FASB) issued
      Statement of Financial Accounting Standards No. 133, Accounting for
                                                           --------------
      Derivative Instruments and Hedging Activities, (SFAS 133).  SFAS 133
      ----------------------------------------------
      establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In September, 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities -
      --------------------------------------------------------------
      Deferral of the Effective Date of FASB Statement No. 133, an Amendment
      ----------------------------------------------------------------------
      of FASB Statement No. 133, which defers the effective date of SFAS 133
      -------------------------
      from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Earlier application of SFAS 133, as amended, is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS 133, as amended.

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


                                                          SEPTEMBER 30, 2000
--------------------------------------------------------------------------------------------------
                                         EQUALITY       EQUALITY      CORPORATE
                                         SAVINGS        MORTGAGE         AND
                                           BANK       CORPORATION       OTHER             TOTAL
--------------------------------------------------------------------------------------------------

Balance sheet information:
   Investment and mortgage-
      backed securities                82,389,207             --         52,638         82,441,845
   Loans receivable, net              170,756,933      4,275,117     (1,689,754)       173,342,296
   Total assets                       295,303,697      7,088,690     (4,655,695)       297,736,692
   Savings deposits                   184,449,390             --       (813,070)       183,636,320
   Stockholders' equity                20,689,931      3,385,549     (2,465,030)        21,610,450
                                      ===========      =========     ==========        ===========


Statement of income information:
   Total interest income               11,017,325        195,980         36,979         11,250,284
   Total interest expense               8,095,114         96,295       (136,017)         8,055,392
   Net interest income                  2,922,211         99,685        172,996          3,194,892
   Provision for losses on loans          631,000             --             --            631,000
   Noninterest income                  (1,540,016)     2,782,681       (847,869)           394,796
   Noninterest expense                  2,549,312      1,224,690        352,965          4,126,967
   Income tax expense                    (849,778)       646,506            405           (202,867)
   Net income (loss)                     (948,339)     1,011,170     (1,028,243)          (965,412)
                                      ===========      =========     ==========        ===========

Capital expenditures                      205,416              0              0            205,416
                                      ===========      =========     ==========        ===========





                                      EQUALITY BANCORP, INC.

                                                            SEPTEMBER, 1999
---------------------------------------------------------------------------------------------------
                                         EQUALITY       EQUALITY      CORPORATE
                                         SAVINGS        MORTGAGE         AND
                                           BANK       CORPORATION       OTHER             TOTAL
---------------------------------------------------------------------------------------------------

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

      For approval and adoption of the agreement and plan of merger:


                                        FOR         AGAINST     ABSTAIN
                                        ---         -------     -------

                                     1,771,653      21,196       2,935

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



                            EQUALITY BANCORP, INC.
                                  Registrant




Date:  November 13, 2000               /s/ Richard C. Fellhauer
      -------------------------        -----------------------------------
                                       Richard C. Fellhauer, President,
                                       Chief Executive Officer and
                                       Chairman of the Board




Date:  November 13, 2000               /s/ Michael A. Deelo
      -------------------------        -----------------------------------
                                       Michael A. Deelo,
                                       Chief Financial Officer